Form 10-K/A
period 2020-12-31
Concord Acquisition Corp
filed 2021-05-20
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Concord Acquisition Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the period from August 20, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”). The Company is also restating the financial statements as of December 10, 2020 in the accompanying financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants (the “warrants”) issued in connection with its initial public offering in December 2020 as components of equity instead of as derivative liabilities. The Warrant Agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In light of the SEC Staff Statement, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), further evaluated its warrants under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. The Company concluded that its previously issued financial statements for the period from August 20, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants, and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The SEC Staff Statement was not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreement. Therefore, we reassessed our accounting for the warrants issued on December 10, 2020, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account or total cash flows from operations.

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ii

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In light of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Amendment. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the Restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement

In light of the SEC Staff Statement, the Company with its Audit Committee, further evaluated its warrants under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. The Company concluded that its previously issued financial statements for the period from August 20, 2020 (inception) through December 31, 2020, and the audited balance sheet of the Company as of December 10, 2020 previously filed on December 16, 2020 as an exhibit to a Current Report on Form 8-K, should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The SEC Staff Statement was not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. Therefore, we reassessed our accounting for warrants issued on December 10, 2020, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the period from August 20, 2020 (inception) through December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2020, we had a net loss of $230,981, driven by transaction costs of $254,150, related to the formation of the Company, and formation and operating costs of  $121,735, partially offset by a change in the fair value of the warrant liability of  $138,962 and interest income of $5,942.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 following Item 15, which comprise a portion of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In connection with this Amendment, and in light of the Restatement, the CEO and CFO reevaluated and concluded that, as of the end of that fiscal year, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this Amendment, we identified a material weakness in internal control over financial reporting related to our control environment that existed as of December 31, 2020, as described below.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that the CEO and CFO do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and when required review activities by qualified personnel and/or the use of additional third-party specialists. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the Restatement had not yet been identified. Due solely to the events that led to the Restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	69	Chairman of the Board
Jeff Tuder	48	Chief Executive Officer
Michele Cito	31	Chief Financial Officer
David Schamis	47	Director
Peter Ort	50	Director
Thomas King	60	Director
Larry Leibowitz	60	Director

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated December 7, 2020, between the Company and Cowen and Company, LLC.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(3)	Specimen Unit Certificate.
4.2(3)	Specimen Class A Common Stock Certificate.
4.3(1)	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4(1)	Warrant Agreement, dated December 7, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5***	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated September 14, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement, dated September 14, 2020, between the Registrant and our sponsor.
10.3(2)	Subscription Agreement, dated September 15, 2020, between the Registrant and CA Co-Investment LLC.
10.4(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.5(1)	Investment Management Trust Agreement, dated December 7, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated December 7, 2020, among the Company, our sponsor and certain securityholders.
10.7(1)	Unit Subscription Agreement, dated December 7, 2020, between the Company and our sponsor.
10.8(1)	Unit Subscription Agreement, dated December 7, 2020, between the Company and CA Co-Investment LLC
10.9(3)	Form of Indemnity Agreement.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2020.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-249654), filed with the SEC on October 23, 2020.

(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-249654), filed with the SEC on November 4, 2020.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Concord Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Concord Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020, have been restated.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, PA

March 30, 2021, except for the effects of the restatement discussed in Notes 2, 3, 7, 9 and 10 as to which the date is May 19, 2021.

CONCORD ACQUISITION CORP

Balance Sheet

DECEMBER 31, 2020

(AS RESTATED)

Assets:
Current asset:
Cash	$1,082,101
Prepaid expense	465,709
Total current assets	1,547,810
Securities held in Trust Account	276,005,942
Total Assets	$277,553,752

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$100,253
Total current liabilities	100,253

Warrant liability	11,912,642
Total Liabilities	12,012,895
Commitments
Common stock subject to possible redemption, 26,054,085 shares at redemption value	260,540,850

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,297,915 shares issued and outstanding at December 31, 2020	231
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2020	690
Additional paid-in capital	5,230,067
Accumulated deficit	(230,981)
Total stockholders’ equity	5,000,007
Total Liabilities and Stockholders’ Equity	$277,553,752

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) TO DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$121,735

Loss from operations	(121,735)

Other income
Change in fair value of warrant liability	138,962
Transaction costs	(254,150)
Interest income	5,942
Total other income/(expense)	(109,246)

Net loss	(230,981)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	4,113,335
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, common stock	6,505,401
Basic and diluted net loss per share, common stock	$(0.04)

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of August 20, 2020	-	$-	-	$-	$-	$-	$-
Class B common stock issued to initial stockholders	-	-	6,900,000	690	24,310	-	25,000
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value	28,352,000	2,835	-	-	271,465,561	-	271,468,396
Net offering costs	-	-	-	-	(5,721,558)	-	(5,721,558)
Class A common stock subject to possible redemption	(26,054,085)	(2,604)			(260,538,246)	-	(260,540,850)
Net loss	-	-	-	-	-	(230,981)	(230,981)
Balance as of December 31, 2020	2,297,915	$231	6,900,000	$690	$5,230,068	$(230,981)	$5,000,007

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash flows from operating activities:
Net loss	$(230,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on debt securities held in Trust Account	(5,942)
Transaction costs	254,150
Change in fair value of warrant liability	(138,962)
Changes in operating assets and liabilities:
Prepaid assets	(465,709)
Accounts payable and accrued expenses	100,253
Net cash used in operating activities	(487,191)

Cash flows from investing activities:
Purchase of investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriters’ discount	270,480,000
Proceeds from sale of Private Placement Units	7,520,000
Proceeds from note payable-related party	200,000
Repayment of note payable-related party	(200,000)
Payment of offering costs	(455,708)
Net cash provided by financing activities	277,569,292

Net change in cash	1,082,101
Cash, beginning of the period	-
Cash, end of period	$1,082,101
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of Class A common stock subject to possible redemption	$260,511,240
Change in value of Class A common stock subject to possible redemption	$29,610

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

(AS RESTATED)

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

The Company’s sponsor is Concord Sponsor Group LLC, a Delaware limited liability company (the “Sponsor”).

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 7, 2020 (the “Effective Date”). On December 10, 2020, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), including the issuance of 3,600,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 510,289 units to the Sponsor and 241,711 units to CA Co-Investment LLC (an affiliate of one of the underwriters of the IPO) (“CA Co-Investment”) (together, the “Private Units”), each at a price of $10.00 per Private Unit, generating total proceeds of $7,520,000, which is described in Note 5.

Transaction costs amounted to $5,975,708, consisting of $5,520,000 of underwriting discount and $455,708 of other offering costs. Of the transaction costs, $254,150 is included in transaction costs on the statement of operations and $5,721,558 is included in equity.

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

Note 2 — Restatement of Previously issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement, dated as of December 7, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the "Warrant Agreement"). In response to the SEC Statement, the Company reevaluated the accounting treatment of (i) 13,800,000 redeemable warrants (the "Public Warrants") that were included in the Units issued by the Company in the IPO and (ii) the 376,000 redeemable warrants included in the Units (the “Private Warrants” and, collectively with the Public Warrants, the “Warrants”) that were issued to the Company's Sponsor and CA Co-Investment LLC (an affiliate of one of the underwriters of the IPO) (“CA Co-Investment”), in a private placement that closed concurrently with the closing of the IPO (see Note 4, Note 5 and Note 7). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Warrants based on the residual method, and recognized as transaction costs in the statement of operations.

The Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of December 10, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on December 16, 2020. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As restated
Balance Sheet at December 10, 2020
Warrant liability	$-	$12,051,604	$12,051,604
Total liabilities	27,068	12,051,604	12,078,672
Class A common stock subject to possible redemption	272,562,840	(12,051,600)	260,511,240
Class A common stock	110	121	231
Additional paid-in capital	5,000,652	254,025	5,254,677
Accumulated deficit	(1,447)	(254,150)	(255,597)
Total Stockholders’ Equity	5,000,005	(4)	5,000,001
Balance Sheet at December 31, 2020
Warrant liability	$-	$11,912,642	$11,912,642
Total liabilities	100,253	11,912,642	12,012,895
Class A common stock subject to possible redemption	272,453,490	(11,912,640)	260,540,850
Class A common stock	110	121	231
Additional paid-in capital	5,115,002	115,065	5,230,067
Accumulated deficit	(115,793)	(115,188)	(230,981)
Total Stockholders’ Equity	$5,000,009	$(2)	$5,000,007
Statement of Operations for the period from August 20, 2020 (inception) through December 31, 2020
Change in fair value of warrant liability	$-	$138,962	$138,962
Transaction costs	-	(254,150)	(254,150)
Total other income/(expense)	5,942	(115,188)	(109,246)
Net Loss	(115,793)	(115,188)	(230,981)
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	4,303,624	(190,289)	4,113,335
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	6,315,113	190,288	6,505,401
Basic and diluted net loss per share	(0.02)	(0.02)	(0.04)
Statement of Stockholders’ Equity for the period from August 20, 2020 (inception) through December 31, 2020
Class A common stock shares	1,106,651	1,191,264	2,297,915
Class A common stock amount	110	121	231
Additional paid-in-capital	5,115,002	115,065	5,230,067
Accumulated deficit	(115,793)	(115,188)	(230,981)
Total stockholders’ equity	5,000,009	(2)	5,000,007
Statement of Cash Flows for the period from August 20, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(115,793)	$(115,188)	$(230,981)
Change in fair value of warrant liability	-	(138,962)	(138,962)
Transaction costs		254,150	254,150
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	272,562,840	(12,051,600)	260,511,240
Change in value of Class A common stock subject to possible redemption	(109,350)	138,960	29,610
Year-end value of common stock subject to possible conversion	272,453,490	(11,912,640)	260,540,850

Note 3 – Summary of Significant Accounting Policies

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

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $5,975,708 (consisting of $5,520,000 of underwriting discount and $455,708 of other offering costs) were recognized with $254,150 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other income/(expense) and $5,721,558 included in stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Warrant Liability

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

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

For the Year ended December 31, 2020
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$5,461
Less: interest available to be withdrawn for payment of taxes	(5,461)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	4,113,335
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(230,981)
Redeemable Net Earnings	-
Non-Redeemable Net Loss	$(230,981)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	6,505,401
Basic and diluted net loss per share, common stock	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 – Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, at a purchase price of $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

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

Note 5 – Private Placement

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

Note 6 – Related Party Transactions

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

Note 7 — Recurring Fair Value Measurements

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

Recurring Fair Value Measurements

The following table presents fair value information as of December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U. S. Money Market funds or U.S. Treasury Securities, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy. For the period ending December 31, 2020 there were no transfers into or out of Level 3 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account—U.S. Money Market	$10,695	$—	$—
Investments held in Trust Account—U.S. Treasury	$275,997,240	$—	$—
Liabilities
Public Warrants	$—	$—	$11,593,380
Private Warrants	$—	$—	$319,262

Measurement

The Company established the initial fair value for the Warrants on December 10, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Black-Scholes-Merton model to value the Public Warrants and the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Black-Scholes-Merton model were as follows at initial measurement and at December 31, 2020:

Input	December 10, 2020 (Initial Measurement)	December 31, 2020
Common stock price	$9.58	$9.58
Expected term (years)	6.00	5.94
Expected volatility (Public Warrants)	15.0%	15.0%
Expected volatility (Private Warrants)	15.1%	15.1%
Exercise price	$11.50	$11.50
Risk-free rate of interest	0.52%	0.50%

The change in the fair value of the warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at issuance December 10, 2020	$12,051,604
Change in fair value	(138,962)
Fair Value at December 31, 2020	$11,912,642

Note 8 – Commitments

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

Note 9 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. At December 31, 2020, there were 2,297,915 shares of Class A common stock outstanding, excluding 26,054,085 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. After giving retroactive effect to the forfeiture of shares and subsequent stock dividend described in Note 6, there were 6,900,000 shares of Class B common stock issued and outstanding at December 10, 2020. As of December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 10 – Income Tax

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from December 10, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $24,317.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs	(23.1)%
Change in fair value of the warrant liability	12.6%
Change in valuation allowance	(10.5)%
Income tax provision	-%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 – Subsequent Events

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

Concord Acquisition Corp

Dated: May 19, 2021	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: May 19, 2021	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 19, 2021.

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