Form 10-Q
period 2021-03-31
Concord Acquisition Corp
filed 2021-05-25
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP

CONDENSED Balance Sheet

	March 31,
	2021 (Unaudited)	December 31, 2020

Assets:
Current asset:
Cash	$951,848	$1,082,101
Prepaid expense	402,385	465,709
Total current assets	1,354,233	1,547,810
Securities held in trust account	276,029,393	276,005,942
Total Assets	$277,383,626	$277,553,752

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$88,000	$100,253
Total current liabilities	88,000	100,253

Warrant liabilities	12,766,000	11,912,642
Total Liabilities	12,854,000	12,012,895

Commitments
Common stock subject to possible redemption, 25,952,962 and 26,054,085 shares at redemption value, respectively	259,529,620	260,540,850

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,399,038 and 2,297,915 shares issued and outstanding, respectively	241	231
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding, respectively	690	690
Additional paid-in capital	6,241,287	5,230,067
Accumulated deficit	(1,242,212)	(230,981)
Total Stockholders’ equity	5,000,006	5,000,007
Total Liabilities and Stockholders’ Equity	$277,383,626	$277,553,752

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$181,324

Loss from operations	(181,324)

Other income/(expense)
Change in fair value of warrants liability	(853,358)
Interest income	23,451
Total other income/(expense)	(829,907)

Net loss	(1,011,231)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,054,085
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, common stock	9,194,954
Basic and diluted net loss per share, common stock	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	2,297,915	$231	6,900,000	$690	$5,230,067	$(230,981)	$5,000,007
Change in Class A common stock subject to possible redemption	101,123	10	-	-	1,011,220	-	1,011,230
Net loss	-	-	-	-	-	(1,011,231)	(1,011,231)
Balance as of March 31, 2021	2,399,038	$241	6,900,000	$690	$6,241,287	$(1,242,212)	$5,000,006

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(1,011,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on debt securities held in trust account	(23,451)
Change in fair value of warrant liability	853,358
Changes in operating assets and liabilities:
Prepaid assets	63,324

Accounts payable and accrued expenses	(12,253)
Net cash used in operating activities	(130,253)

Cash flows from investing activities:
Purchase of marketable securities	(1,104,070,313)
Maturity of marketable securities	1,104,070,313
Net cash used in investing activities	-

Net change in cash	(130,253)
Cash, beginning of the period	1,082,101
Cash, end of period	$951,848
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A common stock subject to possible redemption	$(1,011,230)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

The Company’s sponsor is Concord Sponsor Group LLC, a Delaware limited liability company (the “Sponsor”).

Financing

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

Trust Account

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $951,848 held outside of the Trust Account and available for working capital purposes.

The Company does not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 19, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, the Company held $276,029,393 in a money market fund classified as cash equivalents within trust assets on the condensed balance sheet. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$21,472
Less: interest available to be withdrawn for payment of taxes	(21,472)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	26,054,085
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,011,231)
Redeemable Net Earnings	-
Non-Redeemable Net Loss	$(1,011,231)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	9,194,954
Basic and diluted net loss per share, common stock	$(0.11)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, at a purchase price of $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At March 31, 2021, no such Working Capital Loans were outstanding.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has paid an aggregate of $30,000 to an affiliate of the Sponsor under this agreement.

Note 6 — Recurring Fair Value Measurements

At March 31, 2021, the Company’s warrant liability was valued at $12,766,001. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

All of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. For the period ending March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—U.S. Money Market Funds	$276,029,393	$-	$-
Liabilities
Public Warrants	$12,420,000	$-	$-
Private Warrants	$-	$-	$346,000

Measurement

The Company used a modified Black-Scholes model to value the Private Warrants.

The key inputs into the modified Black-Scholes model were as follows at March 31, 2021 and at December 31, 2020.

Input	March 31, 2021	December 31, 2020
Common stock price	$9.78	$9.58
Expected term (years)	5.69	5.94
Expected volatility (Public Warrants)	-	15.0
Expected volatility (Private Warrants)	14.1%	15.1%
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.08%	0.50%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$11,912,642
Public Warrants reclassified to level 1(1)	(12,420,000)
Change in fair value	853,358
Fair Value at March 31, 2021	$346,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

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

Business Combination Marketing Agreement

The Company has engaged the underwriters as advisors in connection with business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the securities in connection with the potential business combination, assist the Company in obtaining stockholder approval for the business combination and assist with its press releases and public filings in connection with the business combination. The Company will pay the underwriters a fee (the “Marketing Fee”) for such services upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $9,660,000.

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020 there were 2,399,038 and 2,297,915 shares of Class A common stock outstanding, excluding 25,952,962 and 26,054,085 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

As indicated in the accompanying financial statements, as of March 31, 2021 we held cash of $951,848 and investments in our trust account of $276,029,393. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through March 31, 2021 were operating activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,011,231 which consisted of an unrealized loss of $853,358 from the change in the fair value of our warrant liability and general operating expenses of $181,324, partially offset by interest earned on our investments of $23,451.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $951,848.

Upon the closing of the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in the trust account, with Continental Stock Transfer& Trust Company acting as trustee. As of March 31, 2021, we had marketable securities held in the Trust Account of $276,029,393 (including approximately $29,393 of income since the initial public offering) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For three months ended March 31, 2021, cash used in operating activities was $130,253 which was used to pay expenses. Cash used in investing activities consisted of the maturities of treasury securities and the purchase of a money market fund. There were no financing activities during the three months ended March 31, 2021.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than (i) an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees in December 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation; and (ii) an obligation to pay a marketing fee of $9,660,000 to Cowen and Company, LLC upon the consummation of our initial Business Combination, pursuant to a Business Combination Marketing Agreement entered into in connection with our initial public offering.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Revision of Previously Issued Financial Statements

On May 19, 2021, we revised our prior position on accounting for warrants and restated our financial statements for the fiscal year ended December 31, 2020 to reclassify the Company’s warrants as fully described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Amendment No. 1 to Form 10-K, filed with the SEC on May 20, 2021 (the “Amended Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amended Form 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Defaults Upon Senior Securities

None.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May 2021.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)