Form 10-Q
period 2021-06-30
Concord Acquisition Corp
filed 2021-08-10
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP

CONDENSED Balance SheetS

	June 30, 2021	December 31,
	(Unaudited)	2020

Assets:
Current asset:
Cash	$641,727	$1,082,101
Prepaid expense	333,441	465,709
Total current assets	975,168	1,547,810
Securities held in trust account	276,036,578	276,005,942
Total Assets	$277,011,746	$277,553,752

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$109,538	$100,253
Total current liabilities	109,538	100,253

Warrant liabilities	14,183,144	11,912,642
Total Liabilities	14,292,682	12,012,895

Commitments
Common stock subject to possible redemption, 25,771,906 and 26,054,085 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	257,719,061	260,540,850

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,580,094 and 2,297,915 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	259	231
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	8,051,828	5,230,067
Accumulated deficit	(3,052,774)	(230,981)
Total Stockholders’ equity	5,000,003	5,000,007
Total Liabilities and Stockholders’ Equity	$277,011,746	$277,553,752

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended	Three months ended
	June 30, 2021	June 30, 2021

Operating costs	$581,927	$400,603

Loss from operations	(581,927)	(400,603)

Other income (expense)
Change in fair value of warrants liability	(2,270,502)	(1,417,144)
Interest income	30,636	7,185
Total other expense	(2,239,866)	(1,409,959)

Net loss	(2,821,793)	(1,810,562)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,002,962	25,952,962
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, common stock	9,249,038	9,299,038
Basic and diluted net loss per share, common stock	$(0.31)	$(0.19)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

 For the Six Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	2,297,915	$231	6,900,000	$690	$5,230,067	$(230,981)	$5,000,007
Change in Class A common stock subject to possible redemption	282,179	28	-	-	2,821,761	-	2,821,789
Net loss	-	-	-	-	-	(2,821,793)	(2,821,793)
Balance as of June 30, 2021	2,580,094	$259	6,900,000	$690	$8,051,828	$(3,052,774)	$5,000,003

For the Three Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	2,399,038	$241	6,900,000	$690	$6,241,287	$(1,242,212)	$5,000,006
Change in Class A common stock subject to possible redemption	181,056	18	-	-	1,810,541	-	1,810,559
Net loss	-	-	-	-	-	(1,810,562)	(1,810,562)
Balance as of June 30, 2021	2,580,094	$259	6,900,000	$690	$8,051,828	$(3,052,774)	$5,000,003

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended
June 30, 2021
Cash flows from operating activities:
Net loss	$(2,821,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on debt securities held in trust account	(30,636)
Change in fair value of warrant liability	2,270,502
Changes in operating assets and liabilities:
Prepaid assets	132,268
Accounts payable and accrued expenses	9,285
Net cash used in operating activities	(440,374)

Cash flows from investing activities:
Purchase of marketable securities	(1,104,070,313)
Maturity of marketable securities	1,104,070,313
Net cash used in investing activities	-

Net change in cash	(440,374)
Cash, beginning of the period	1,082,101
Cash, end of period	$641,727
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A common stock subject to possible redemption	$(2,821,789)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $641,727 held outside of the Trust Account and available for working capital purposes.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 20, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company’s trust account balance of $276,036,578 consisted of investments in a money market fund classified as cash equivalents within trust assets on the condensed balance sheet. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants was above the average market price for the period and the impact would be anti-dilutive. The warrants are exercisable to purchase 14,176,000 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of net loss per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net loss per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	Six months ended June 30, 2021	Three months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$28,044	$6,577
Less: interest available to be withdrawn for payment of taxes	(28,044)	(6,577)
Net income allocable to Class A common stock subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	26,002,962	25,952,962
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(2,821,793)	$(1,810,562)
Redeemable Net Earnings	-	-
Non-Redeemable Net Loss	$(2,821,793)	$(1,810,562)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	9,249,038	9,299,038
Basic and diluted net loss per share, common stock	$(0.31)	$(0.19)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At June 30, 2021, no such Working Capital Loans were outstanding.

Related Party Extension Loans

The Company will have up to 18 months from December 10, 2020 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below (an “Extension Period”). The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer& Trust Company on December 7, 2020, in order for the time available for the Company to consummate its initial Business Combination to be extended for such six-month period, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the 18-month deadline, must deposit into the Trust Account $2,760,000 ($0.10 per unit sold in the IPO) on or prior to the date of the applicable deadline, for the six-month extension. Any such payment would be made in the form of a non-interest bearing loan. Such loan may be converted into units at the price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units issued to the Company’s Sponsors. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company has paid an aggregate of $30,000 and $60,000 respectively to an affiliate of the Sponsor under this agreement.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2021 and December 31, 2020, the Company had an outstanding balance due to the affiliate of the Sponsor of $25,798 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheet and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 — Recurring Fair Value Measurements

At June 30, 2021, the Company’s warrant liability was valued at $14,183,144. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

All of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a lattice valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the six months ending June 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account—U.S. Money Market Funds	$276,036,578	$-	$-
Liabilities
Public Warrants	$13,800,000	$-	$-
Private Warrants	$-	$-	$383,144

Measurement

The Company used a modified Black-Scholes model to value the Private Warrants.

The key inputs into the modified Black-Scholes model were as follows at June 30, 2021 and at December 31, 2020.

Input	June 30, 2021	December 31, 2020
Common stock price	$9.85	$9.58
Expected term (years)	5.44	5.94
Risk-free rate of interest	0.94%	0.50%
Expected volatility	15.6%	15.1%
Exercise price	$11.50	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$11,912,642
Public Warrants reclassified to level 1	(12,420,000)
Change in fair value	890,502
Fair Value at June 30, 2021	$383,144

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

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 2,580,094 and 2,297,915 shares of Class A common stock outstanding, excluding 25,771,906 and 26,054,085 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Business Combination Agreement with Circle Internet Financial Limited

On July 7, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Circle Internet Financial Limited, a private company limited by shares incorporated in Ireland (the “Circle”), Circle Acquisition Public Limited Company, a public company limited by shares incorporated in Ireland (“Topco”), and Topco (Ireland) Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Topco agreed to combine with the Company in a business combination that will result in each of the Company and Circle becoming a wholly-owned subsidiary of Topco.

The business combination is comprised of two separate transactions (collectively, the “Proposed Transactions”):

(a) Pursuant to an Irish law court-approved scheme of arrangement (the “Scheme”), Circle’s shareholders will transfer their holdings of shares in the capital of Circle to Topco in exchange for the issuance of new shares in Topco, with the result that, at the effective time of the Scheme, Circle will become a wholly-owned subsidiary of Topco; and

(b) On the first business day following the Scheme effective time, subject to the conditions of the Business Combination Agreement and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Topco.

Pursuant to the Scheme, at the Scheme effective time, each holder of shares of any class in the capital of Circle appearing in the register of members of the Company at the Scheme record time (“Scheme Shares”) will transfer all of his, her or its Scheme Shares to Topco in exchange for the allotment and issuance by Topco of that number of Topco Ordinary Shares comprising that Scheme shareholder’s pro rata portion of an amount of Topco Ordinary Shares equal to the Company Equity Value (as defined below) divided by $10.00 and rounded down to the nearest whole number of Topco Ordinary Shares (collectively, the “Scheme Consideration”). The “Company Equity Value” means $4,500,000,000 plus (i) the aggregate amount of the net proceeds of any equity or convertible debt issued by the Company after March 6, 2021, minus (ii) any indebtedness of the Company that will not convert into equity in connection with the Proposed Transactions.

At the effective time of the Merger:

(a) each share of the Company’s Class A common stock and each share of the Company’s Class B common stock (other than shares held by Concord as treasury stock or owned by the Company immediately prior to the Merger effective time) issued and outstanding immediately prior to the Merger effective time will be cancelled and automatically converted into and become the right to receive one Topco Ordinary Share (the “Merger Consideration”); and

(b) each Concord Warrant that is outstanding immediately prior to the Merger effective time will be converted in accordance with the terms of the Concord Warrant Agreement into a Topco Warrant on substantially the same terms as were in effect immediately prior to the Merger effective time under the terms of the Concord Warrant Agreement.

Private Placement and Subscription Agreements

In connection with the execution of the Business Combination Agreement, effective as of July 7, 2021, the Company and Topco entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase from, and the Company agreed to sell and issue to the Subscribers, shares of the Company’s Class A Common Stock, which will subsequently be cancelled and automatically converted into and become the right to receive Topco Ordinary Shares pursuant to the Merger (collectively, the “PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (the “PIPE”). In the aggregate, the Subscribers have committed to subscribe for and purchase $415 million of PIPE Shares. At Circle’s option, a portion of the Subscribers’ obligations to subscribe for PIPE Shares, not to exceed $40 million in the aggregate, may be replaced with agreements of the Subscribers to purchase an equivalent number of Topco Ordinary Shares from holders of Topco Ordinary Shares identified by Circle, to be consummated as soon as practicable following the Closing. The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon customary closing conditions, and is to close two business days immediately prior to the closing of the Merger. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Proposed Transactions and to meet the minimum cash requirements provided in the Business Combination Agreement.

Pursuant to the Subscription Agreements, the Company and Topco agreed that, within 30 calendar days after the Closing, Topco will file with the SEC (at Topco’s sole cost and expense) a registration statement registering the resale of the PIPE Shares, and Topco will use its commercially reasonable efforts to have the resale registration statement declared effective as soon as practicable after the filing thereof, subject to certain conditions. Each Subscription Agreement will terminate upon the earlier to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of each of the parties to the Subscription Agreement, (iii) if any of the conditions to the closing set forth in the Subscription Agreement are not satisfied or waived upon or prior to the Closing and, as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the Closing or (iv) at the election of the Subscriber, if the Closing has not occurred by the date that is 270 days after the date of the Business Combination Agreement (or 30 days thereafter if the Outside Date is extended as described above).

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

As indicated in the accompanying financial statements, as of June 30, 2021 we held cash of $641,727 and investments in our trust account of $276,036,578. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Significant Events and Transactions

We entered into a business combination agreement with Circle Internet Financial Limited (“Circle”) on July 7, 2021. Pursuant to the agreement, and assuming the satisfaction or waiver of various closing conditions, including approval by the shareholders of Circle and Concord, Circle Acquisition Public Limited Company (“Topco”) will combine with the Company in a business combination that will result in each of the Company and Circle becoming a wholly-owned subsidiary of Topco (the “Business Combination”).

Refer to Note 9 to our financial statements for further details on the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through June 30, 2021 were operating activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,810,562 which consisted of an unrealized loss of $1,417,144 from the change in the fair value of our warrant liability and general operating expenses of $400,603, partially offset by interest earned on our investments of $7,185.

For the six months ended June 30, 2021, we had a net loss of $2,821,793 which consisted of an unrealized loss of $2,270,502 from the change in the fair value of our warrant liability and general operating expenses of $581,927, partially offset by interest earned on our investments of $30,636.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $641,727.

Upon the closing of the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in the trust account, with Continental Stock Transfer& Trust Company acting as trustee. As of June 30, 2021, our investments in the trust account consisted of money market funds of $276,036,578 (including approximately $36,578 of income since the initial public offering). Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For six months ended June 30, 2021, cash used in operating activities was $440,374 which was used to pay expenses. Cash used in investing activities consisted of the maturities of treasury securities and the purchase of a money market fund. There were no financing activities during the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than (i) an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees in December 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation; and (ii) an obligation to pay a marketing fee of $9,660,000 to Cowen and Company, LLC upon the consummation of our initial Business Combination, pursuant to a Business Combination Marketing Agreement entered into in connection with our initial public offering.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 3 to the Notes to Financial Statements in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 20, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Defaults Upon Senior Securities

None.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2021.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)