Form 10-Q
period 2021-09-30
Concord Acquisition Corp
filed 2021-11-16
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020 (Restated – see Note 2)

Assets:
Current assets:
Cash	$345,461	$1,082,101
Prepaid expenses	252,342	254,887
Total current assets	597,803	1,336,988
Long-term prepaid expenses	42,534	210,822
Securities held in Trust Account	276,043,536	276,005,942
Total Assets	$276,683,873	$277,553,752

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$171,836	$100,253
Total current liabilities	171,836	100,253

Warrant liability	25,148,936	11,912,642
Total Liabilities	25,320,772	12,012,895

Commitments

Common stock subject to possible redemption, 27,600,000 shares at redemption value	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding	76	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(24,637,665)	(10,459,909)
Total Stockholders’ Deficit	(24,636,899)	(10,459,143)
Total Liabilities and Stockholders’ Deficit	$276,683,873	$277,553,752

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30, 2021	Three months ended September 30, 2021	For the period from August 20, 2020 (inception) through September 30, 2020(1)

Operating costs	$979,056	$397,129	$479

Loss from operations	(979,056)	(397,129)	(479)

Other income (expense)			-
Change in fair value of warrant liability	(13,236,294)	(10,965,792)	-
Interest income from Trust Account	37,594	6,958	-
Total other expense	(13,198,700)	(10,958,834)	-

Net loss	$(14,177,756)	$(11,355,963)	$(479)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000	-
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.40)	$(0.32)	$-
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000	7,652,000	6,000,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.40)	$(0.32)	$(0.00)

(1)	Represents both quarter to date and year to date comparative amounts as the Company was formed on August 10, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020(1)	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)
Net loss	-	-	-	-	-	(14,177,756)	(14,177,756)
Balance as of September 30, 2021	752,000	$76	6,900,000	$690	$-	$(24,637,665)	$(24,636,899)

For the Three Months Ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021(1)	752,000	$76	6,900,000	$690	$-	$(13,281,702)	$(13,280,936)
Net loss	-	-	-	-	-	(11,355,963)	(11,355,963)
Balance as of September 30, 2021	752,000	$76	6,900,000	$690	$-	$(24,637,665)	$(24,636,899)

For the period from August 20, 2020 (inception) through September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 20, 2020 (inception)	-	$-		$-	$-	$-	$-
Class B common stock issued to initial stockholders	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(479)	(479)
Balance as of September 30, 2020	-	$-	6,900,000	$690	$24,310	$(479)	$24,521

(1)	Restated, see Note 2.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	For the period from August 20, 2020 (inception) through
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,177,756)	$(479)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on debt securities held in Trust Account	(37,594)	-
Change in fair value of warrant liability	13,236,294	-
Changes in operating assets and liabilities:
Prepaid assets	170,833	-
Accounts payable and accrued expenses	71,583	479
Net cash used in operating activities	(736,640)	-

Cash flows from investing activities:
Purchase of marketable securities	(1,104,070,313)
Maturity of marketable securities	1,104,070,313
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from initial stockholders	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(736,640)	25,000
Cash, beginning of the period	1,082,101	-
Cash, end of period	$345,461	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 – Organization and Business Operations

Organization and General

Concord Acquisition Corp (the “Company”) is a blank check company incorporated as a Delaware corporation on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering, and non-operating income or expense from the changes in the fair value of warrant liabilities.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s Sponsor has agreed that, in general, it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

At the effective time of the Merger:

(a) each share of the Company’s Class A common stock and each share of the Company’s Class B common stock (other than shares held by the Company as treasury stock or owned by the Company immediately prior to the Merger effective time) issued and outstanding immediately prior to the Merger effective time will be cancelled and automatically converted into and become the right to receive one Topco Ordinary Share (the “Merger Consideration”); and

(b) each of the Company’s Warrants that is outstanding immediately prior to the Merger effective time will be converted in accordance with the terms of the Concord Warrant Agreement into a Topco Warrant on substantially the same terms as were in effect immediately prior to the Merger effective time under the terms of the Concord Warrant Agreement.

Private Placement and Subscription Agreements

In connection with the execution of the Business Combination Agreement, effective as of July 7, 2021, the Company and Topco entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to subscribe for and purchase from, and the Company agreed to sell and issue to the Subscribers, shares of the Company’s Class A Common Stock, which will subsequently be cancelled and automatically converted into and become the right to receive Topco Ordinary Shares pursuant to the Merger (collectively, the “PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (the “PIPE”). In the aggregate, the Subscribers have committed to subscribe for and purchase $415 million of PIPE Shares. At Circle’s option, a portion of the Subscribers’ obligations to subscribe for PIPE Shares, not to exceed $40 million in the aggregate, may be replaced with agreements of the Subscribers to purchase an equivalent number of Topco Ordinary Shares from holders of Topco Ordinary Shares identified by Circle, to be consummated as soon as practicable following the Closing. The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon customary closing conditions, and is to close two business days immediately prior to the closing of the Merger. The proceeds from the PIPE shares will be deposited in an escrow account for use in the Business Combination. The purpose of the sale of the PIPE Shares is to raise additional capital for use in connection with the Proposed Transactions and to meet the minimum cash requirements and net tangible book value provided in the Business Combination Agreement.

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $345,461 held outside of the Trust Account and available for working capital purposes.

The Company does not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing prior to the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 – Restatement Of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001, pursuant to the Company’s governing documents. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient public shares that do not redeem at the merger. As such, the Company had determined that it was appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

In light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination. Further, management also determined that in the Company’s previously issued financial statements, prepaid expenses shown on the Balance Sheet were not properly allocated between current and non-current based on the timing of when the prepaid expenses would be utilized.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Previously presented financial statements impacted by the issue noted above are the December 10, 2020 Balance Sheet included in the Company’s Form 8-K, as filed with the SEC on December 16, 2020, the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 10, 2021, respectively, and the December 31, 2020 annual financial statements included in the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods presented in this Quarterly Report as shown below.

The impact to the financial statements follows:

	As Reported	Restatement Adjustment	As Restated
Balance Sheet as of December 10, 2020
Common Stock subject to possible redemption	$260,511,240	$15,488,760	$276,000,000

Class A common stock, $0.0001 par value	$231	$(155)	$76
Additional paid-in capital	$5,254,677	$(5,254,677)	$-
Accumulated deficit	$(255,597)	$(10,233,928)	$(10,489,525)
Total stockholders’ equity (deficit)	$5,000,001	$(15,488,760)	$(10,488,759)

Number of shares of common stock subject to redemption	26,051,124	1,548,876	27,600,000
Class A common stock	2,300,876	(1,548,876)	752,000

	As Reported	Restatement Adjustment	As Restated
Balance Sheet as of December 31, 2020
Common Stock subject to possible redemption	$260,540,850	$15,459,150	$276,000,000

Class A common stock, $0.0001 par value	$231	$(155)	$76
Additional paid-in capital	$5,230,067	$(5,230,067)	$-
Accumulated deficit	$(230,981)	$(10,228,928)	$(10,459,909)
Total stockholders’ equity (deficit)	$5,000,007	$(15,459,150)	$(10,459,143)

Number of shares of common stock subject to redemption	26,054,085	1,545,915	27,600,000
Class A common stock	2,297,915	(1,545,915)	752,000

	As Reported	Restatement Adjustment	As Restated
Statement of Operations for the period from August 20, 2020 (inception) through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	4,113,335	23,486,665	27,600,000
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	6,505,401	1,146,599	7,652,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.04)	$0.03	$(0.01)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$-	$(0.01)	$(0.01)

	As Reported	Restatement Adjustment	As Restated
Statement of Changes in Stockholders’ Equity for the period from August 20, 2020 (inception) through December 31, 2020
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Shares	28,352,000	(27,600,000)	752,000
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Amount	$2,835	$(2,759)	$76
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Additional Paid-in Capital	$271,465,561	$(263,945,637)	$7,519,924
Class A common stock subject to possible redemption Shares	(26,054,085)	26,054,085	-
Class A common stock subject to possible redemption Amount	$(2,604)	$2,604	$-
Class A common stock subject to possible redemption Additional Paid-in Capital	$(260,538,246)	$260,538,246	$-
Class A common stock Shares (Balance as of December 31, 2020)	2,297,915	(1,545,915)	752,000
Class A common stock Amount (Balance as of December 31, 2020)	$231	$(155)	$76
Additional paid-in-capital (Balance as of December 31, 2020)	$5,230,067	$(5,230,067)	$-
Accumulated deficit (Balance as of December 31, 2020)	$(230,981)	$(10,228,928)	$(10,459,909)
Total stockholders’ equity (deficit) (Balance as of December 31, 2020)	$5,000,007	$(15,459,150)	$(10,459,143)

	As Reported	Restatement Adjustment	As Restated
Statement of Cash Flows for the period from August 20, 2020 (inception) through December 31, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$260,511,240	$15,488,760	$276,000,000
Change in value of Class A common stock subject to possible redemption	$29,610	$(29,610)	$-
Year-end value of common stock subject to possible conversion	$260,540,850	$15,459,150	$276,000,000

	As Reported	Restatement Adjustment	As Restated
Unaudited Balance Sheet as of March 31, 2021
Common Stock subject to possible redemption	$259,529,620	$16,470,380	$276,000,000

Class A common stock, $0.0001 par value	$241	$(165)	$76
Additional paid-in capital	6,241,287	(6,241,287)	-
Accumulated deficit	(1,242,212)	(10,228,928)	(11,471,140)
Total stockholders’ equity (deficit)	$5,000,006	$(16,470,380)	$(11,470,374)

Number of shares of Class A common stock subject to redemption	25,952,962	1,647,038	27,600,000
Class A common stock	2,399,038	(1,647,038)	752,000

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations for the three months ended March, 31, 2021
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	26,054,085	1,545,915	27,600,000
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	9,194,954	(1,542,954)	7,652,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.11)	$0.08	$(0.03)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$-	$(0.03)	$(0.03)

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Change in Class A common stock subject to possible redemption Shares	101,123	(101,123)	-
Change in Class A common stock subject to possible redemption Amount	$10	$(10)	$-
Change in Class A common stock subject to possible redemption Additional Paid in Capital	$1,011,220	$(1,011,220)	$-

Class A common stock Shares (Balance as of March 31, 2021)	2,399,038	(1,647,038)	752,000
Class A common stock Amount (Balance as of March 31, 2021)	$241	$(165)	$76
Additional paid-in Capital (Balance as of March 31, 2021)	$6,241,287	$(6,241,287)	$-
Accumulated deficit (Balance as of March 31, 2021)	$(1,242,212)	$(10,228,928)	$(11,471,140)
Total stockholders’ equity (deficit) (Balance as of March 31, 2021)	$5,000,006	$(16,470,380)	$(11,470,374)

Class A common stock – Shares (Balance as of March 31, 2021)	2,399,038	(1,647,038)	752,000

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	$(1,011,230)	$1,011,230	$-

	As Reported	Restatement Adjustment	As Restated
Unaudited Balance Sheet as of June 30, 2021
Common Stock subject to possible redemption	$257,719,061	$18,280,939	$276,000,000

Class A common stock, $0.0001 par value	$259	$(183)	$76
Additional paid-in capital	$8,051,828	$(8,051,828)	$-
Accumulated deficit	$(3,052,774)	$(10,228,929)	$(13,281,703)
Total stockholders’ equity (deficit)	$5,000,003	$(18,280,940)	$(13,280,937)

Number of shares of common stock subject to redemption	25,771,906	1,828,094	27,600,000
Class A common stock	2,580,094	(1,824,094)	752,000

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations for the three months ended June, 30, 2021
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	25,952,962	1,647,038	27,600,000
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	9,299,038	(1,647,038)	7,652,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.19)	$0.14	$(0.05)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$-	$(0.05)	$(0.05)

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	26,002,962	1,597,038	27,600,000
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	9,249,038	(1,597,038)	7,652,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.31)	$0.23	$(0.08)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$-	$(0.07)	$(0.07)

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Changes in Stockholders’ Equity For the Six Months Ended June 30, 2021
Change in Class A common stock subject to possible redemption Shares	282,179	(282,179)	-
Change in Class A common stock subject to possible redemption Amount	$28	$(28)	$-
Change in Class A common stock subject to possible redemption Additional Paid-in Capital	$2,821,761	$(2,821,761)	$-

Class A common stock Shares (Balance as of June 30, 2021)	2,580,094	(1,828,094)	752,000
Class A common stock Amount (Balance as of June 30, 2021)	$259	$(183)	$76
Additional paid-in Capital (Balance as of June 30, 2021)	$8,051,828	$(8,051,828)	$-
Accumulated deficit (Balance as of June 30, 2021)	$(3,052,774)	$(10,228,929)	$(13,281,703)
Total stockholders’ equity (deficit) (Balance as of June 30, 2021)	$5,000,003	$(18,280,940)	$(13,280,937)

Class A common stock – Shares (Balance as of June 30, 2021)	2,580,094	(1,828,094)	752,000

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Changes in Stockholders’ Equity For the Three Months Ended June 30, 2021
Change in Class A common stock subject to possible redemption Shares	181,056	(181,056)	-
Change in Class A common stock subject to possible redemption Amount	$18	$(18)	$-
Change in Class A common stock subject to possible redemption Additional Paid-in Capital	$1,810,541	$(1,810,541)	$-

Class A common stock Shares (Balance as of June 30, 2021)	2,580,094	(1,828,094)	752,000
Class A common stock Amount (Balance as of June 30, 2021)	$259	$(183)	$76
Additional paid-in Capital (Balance as of June 30, 2021)	$8,051,828	$(8,051,828)	$-
Accumulated deficit (Balance as of June 30, 2021)	$(3,052,774)	$(10,228,929)	$(13,281,703)
Total stockholders’ equity (deficit) (Balance as of June 30, 2021)	$5,000,003	$(18,280,940)	$(13,280,937)

	As Reported	Restatement Adjustment	As Restated
Unaudited Statement of Cash Flows for the six months ended June 30, 2021
Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	$(2,821,789)	$2,821,789	$-

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 20, 2021, which contains the audited financial statements and notes thereto. The accompanying balance sheet as of December 31, 2020, as previously reported (see Note 2) has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Certain prior period information has been reclassified to conform to current period presentation. Such reclassifications had no impact on prior year net loss, total assets, total liabilities, or stockholder’s deficit.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company’s trust account balance of $276,043,536 consisted of investments in a money market fund classified as cash equivalents within trust assets on the condensed balance sheets. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Shares of Class A common stock sold in the Private Placement discussed in Note 5 do not have such redemption rights and as such are classified within stockholders’ equity on the Company’s balance sheet.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company maintained a full valuation allowance against its net deferred tax assets in both periods which caused the statutory federal income tax rate of 21% to differ from the Company’s effective tax rate of 0%.

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

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A redeemable ordinary shares	Class A and Class B non- redeemable ordinary shares	Class A redeemable ordinary shares	Class A and Class B non- redeemable ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(9,084,770)	$(2,271,193)	$(11,342,205)	$(2,835,551)

Denominator
Weighted-average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.40)	$(0.40)

For the period from August 20, 2020 (Inception) through September 30, 2020
Class B common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(479)

Denominator
Weighted-average shares outstanding	6,900,000
Basic and diluted net loss per share	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Warrants

Each whole warrant (both public and private) entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein.

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

Note 5 – Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 510,289 Private Units (including 48,858 Private Units as a result of the exercise in full of the underwriters’ over-allotment option) and CA Co-Investment purchased an aggregate of 241,711 Private Units (including 23,142 Private Units as a result of the exercise in full of the underwriters’ over-allotment option), at a price of $10.00 per Private Unit, for an aggregate purchase price of $7,520,000. Each Private Unit consists of one share of the Class A common stock and one-half of one redeemable warrant. The private placement units are identical to the public units, except that the private placement units (including the underlying securities) are subject to certain transfer restrictions and the holders hereof are entitled to certain registration rights, as described herein, and the underlying warrants: (1) will not be redeemable by us so long as they are held by our sponsors or their permitted transferees; (2) may be exercised by the holders on a cashless basis; and (3) with respect to private placement warrants held by CA Co-Investment, will not be exercisable more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8). A portion of the proceeds from the Private Units were added to the net proceeds from the IPO held in the Trust Account.

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

Note 6 – Related Party Transactions

Founder Shares

In September 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) for a capital contribution of $25,000. The Sponsor and CA Co-Investment purchased 5,675,000 and 1,437,500 of the Founder Shares, respectively, and each of the Company’s three independent director nominees purchased 25,000 of the Founder Shares. On December 2, 2020, the Sponsor forfeited 1,150,000 Founder Shares and CA Co-Investment forfeited 287,500 Founder Shares, such that the initial stockholders owned an aggregate of 5,750,000 Founder Shares. On December 7, 2020, the Company effected a stock dividend of 1,150,000 shares with respect to the Company’s Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 6,900,000 Founder Shares. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stocks after the IPO. On December 10, 2020, the underwriters fully exercised their over-allotment option, such that the 900,000 Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At September 30, 2021, no such Working Capital Loans were outstanding.

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company expensed an aggregate of $30,000 and $90,000, respectively, to an affiliate of the Sponsor under this agreement which is expensed to operating costs on the condensed statements of operations.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2021 and December 31, 2020, the Company had an outstanding balance due to the affiliate of the Sponsor of $2,984 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 7 – Recurring Fair Value Measurements

At September 30, 2021 and December 31, 2020, the Company’s warrant liabilities were valued at $25,148,936 and $11,912,642, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

All of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a lattice valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy at September 30, 2021. During the nine months ended September 30, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification.

The following tables presents fair value information as of September 30, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2021

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market Funds	$276,043,536	$-	$-
Liabilities
Public Warrants	$24,426,000	$-	$-
Private Warrants	$-	$-	$722,936

December 31, 2020

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market Funds	$10,695	$-	$-
Investments held in Trust Account—U.S. Treasury	$275,997,240	$-	$-
Liabilities
Public Warrants	$-	$-	$11,593,380
Private Warrants	$-	$-	$319,262

Measurement

The Company used a lattice valuation model to value the Private Warrants as of September 30, 2021 and December 31, 2020.

The key inputs into the lattice valuation model used to value the private warrants were as follows at September 30, 2021 and at December 31, 2020.

Input	September 30, 2021	December 31, 2020
Common stock price	$10.08	$9.58
Expected term (years)	5.19	5.94
Risk-free rate of interest	1.05%	0.5%
Expected volatility	24.52%	15.1%
Exercise price	$11.50	$11.50
Warrant Price	$1.92	$0.85

The Company used a modified Black Scholes valuation model to value the public warrants as of December 31, 2020. As of September 30, 2021, the public warrants had market prices which were used to value the warrant liability.

The key inputs into the modified Black Scholes valuation model used to value the public warrants were as follows at December 31, 2020.

Input	December 31, 2020
Common stock price	$9.58
Expected term (years)	5.94
Risk-free rate of interest	0.5%
Expected volatility	15.0%
Exercise price	$11.50
Warrant Price	$0.84

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Fair value at December 31, 2020 – public and private warrants	$11,912,642
Public Warrants reclassified to level 1	(12,420,000)
Change in fair value	1,230,294
Fair Value at September 30, 2021 – private warrants	$722,936

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

Business Combination Marketing Agreement

The Company has engaged the underwriters as advisors in connection with business combinations to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the securities in connection with the potential business combination, assist the Company in obtaining stockholder approval for the business combination and assist with its press releases and public filings in connection with the business combination. The Company will pay the underwriters a fee (the “Marketing Fee”) for such services upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $9,660,000.

Note 9 – Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 10 –Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of the date which these unaudited condensed financial statements were issued.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were incorporated on August 20, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

On December 10, 2020, we completed our Initial Public Offering of 27,600,000 units, including the issuance of 3,600,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, each unit consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 752,000 private units at a price of $10.00 per private unit in a private placement to the Sponsor and CA Co-Investment. Each private unit consists of one share of the Class A common stock and one-half of one redeemable warrant.

Upon the closing of the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

As indicated in the accompanying condensed financial statements, as of September 30, 2021 we held cash of $345,461 and investments in our Trust Account of $276,043,536. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Refer to Note 1 to our financial statements for further details on the proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2021 were operating activities necessary to identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account and will recognize unrealized gains or losses from changes in the fair values of our warrant liability. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $11,355,963 which consisted of an unrealized loss of $10,965,792 from the change in the fair value of our warrant liability and general operating expenses of $397,129, partially offset by interest earned on our investments in the Trust Account of $6,958.

For the nine months ended September 30, 2021, we had a net loss of $14,177,756 which consisted of an unrealized loss of $13,236,294 from the change in the fair value of our warrant liability and general operating expenses of $979,056, partially offset by interest earned on our investments in the Trust Account of $37,594.

For the period from August 20, 2020 (inception) through September 30, 2020 we had a net loss of $479 related to formation costs.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash of $345,461 and 1,082,101, respectively.

Upon the closing of the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in the Trust Account, with Continental Stock Transfer& Trust Company acting as trustee. As of September 30, 2021, our investments in the Trust Account consisted of money market funds of $276,043,536 (including $43,536 of income since the initial public offering). Income on the balance in the Trust Account may be used to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For nine months ended September 30, 2021, cash used in operating activities was $736,640 which was used to pay expenses. For the period from August 20, 2020 (inception) through September 30, 2020, cash used in operating activities was $479 which was used to pay expenses. Cash used in investing activities consisted of the maturities of treasury securities and the purchase of a money market fund within the Trust Account. There were no financing activities during the nine months ended September 30, 2021. For the period from August 20, 2020 (inception) through September 30, 2020, cash used in financing activities was $25,000 related to a capital contribution from our sponsors in exchange for the issuance of the founder shares.

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

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of the date which these unaudited condensed financial statements were issued.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than (i) an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees in December 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation; and (ii) an obligation to pay a marketing fee of $9,660,000 to Cowen and Company, LLC upon the consummation of our initial Business Combination, pursuant to a Business Combination Marketing Agreement entered into in connection with our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 9A- Controls and Procedures included in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021, and due to the restatements of our December 31, 2020, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the December 10, 2020 Balance Sheet included in the Company’s Form 8-K, as filed with the SEC on December 16, 2020, the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 10, 2021, respectively, and the December 31, 2020 annual financial statements included in the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021, the Company had previously classified a portion of the Class A common stock in permanent equity that contained certain redemption provisions not solely within the control of the Company which require common stock subject to redemption to be classified outside of permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021 and in Note 2 of this Quarterly Report on Form 10-Q. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Amendment No. 1 to Form 10-K, filed with the SEC on May 20, 2021 (the “Amended Form 10-K”), as well as in Amendment No. 1 to the Registration Statement on Form S-4 filed by Circle on October 4, 2021 (the “Amended S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amended Form 10-K, or in the Amended S-4, except for the amended and restated risk factors set forth below, and that we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 and September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement (as defined and described in the Amended Form 10-K), our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “Risk Factors – Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results” in the Amended Form 10-K. As part of such process, we identified a material weakness in our internal controls over financial reporting. In addition, as described in Item 4 of Part I of this Quarterly Report, based on our evaluation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, as described in Item 4 of Part I of this Quarterly Report. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

As described above, we have identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of its financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Item 2. Defaults Upon Senior Securities

None.

Item 3. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)