Form 10-K/A
period 2020-12-31
Concord Acquisition Corp
filed 2021-12-10
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 10, 2021, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

EXPLANATORY NOTE

Concord Acquisition Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K/A (Amendment No. 1) for the period from August 20, 2020 (inception) through December 31, 2020, as amended on May 19, 2021 (the “Original Filing”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit, shares of Class A common stock, and basic and diluted net loss per share.

As a result, on November 15, 2021, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The change in accounting for the Class A common stock subject to possible redemption did not have any impact on our liquidity, cash flows, revenues, or costs of operating our business to the previously reported Financial Statements. The change in accounting for the Class A common stock subject to possible redemption does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account or total cash flows from operations.

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Risk Factors, Management Discussion & Analysis, Item 8 and Item 9a have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

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

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 ( “Restatement No. 1”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Further, in light of the reclassification of our redeemable Class A common stock as temporary equity, our management and our audit committee concluded that it was appropriate to restate our previously issued and restated audited financial statements as of and for the period ended December 31, 2020 ( “Restatement No. 2”).

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

As part of Restatement No.1 and Restatement No. 2 (the “Restatements”), we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatements, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp.

Restatements

Pursuant to Amendment No. 1 to Form 10-K, the Company restated its historical financial statements for all periods to reclassify its warrants as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company had previously treated the warrants.

Pursuant to Amendment No. 2 to Form 10-K, the Company restated its historical financial results included in Form 10-K/A Amendment No. 1 to reclassify its temporary equity and permanent equity. The impact of the restatement did not have any impact on the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In connection with this Amendment, and in light of the Restatements (see Item 7 of Part II of this Amendment), the CEO and CFO reevaluated and concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the Restatements had not yet been identified. Due solely to the events that led to the Restatements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None

CONCORD ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Concord Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Concord Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, PA

March 30, 2021, except for the effects of the restatements discussed in Note 2 – Amendment 1, as to which the date is May 19, 2021 and Note 2 – Amendment 2, as to which the date is December 10, 2021.

CONCORD ACQUISITION CORP

Balance Sheet

DECEMBER 31, 2020

(AS RESTATED)

Assets:
Current asset:
Cash	$1,082,101
Prepaid expense	465,709
Total current assets	1,547,810
Securities held in Trust Account	276,005,942
Total Assets	$277,553,752

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$100,253
Total current liabilities	100,253

Warrant liability	11,912,642
Total Liabilities	12,012,895
Commitments
Common stock subject to possible redemption, 27,600,000 shares at redemption value	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding at December 31, 2020	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2020	690
Additional paid-in capital	-
Accumulated deficit	(10,459,909)
Total stockholders’ deficit	(10,459,143)
Total Liabilities and Stockholders’ Deficit	$277,553,752

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) TO DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$121,735

Loss from operations	(121,735)

Other income
Change in fair value of warrant liability	138,962
Transaction costs	(254,150)
Interest income	5,942
Total other income/(expense)	(109,246)

Net loss	(230,981)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.01)
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.01)

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 20, 2020	-	$-	-	$-	$-	$-	$-
Class B common stock issued to initial stockholders	-	-	6,900,000	690	24,310	-	25,000
Sale of 752,000 Units on December 10, 2020	752,000	76	-	-	7,519,924	-	7,520,000
Net offering costs	-	-	-	-	(5,721,558)	-	(5,721,558)
Initial fair value of warrant liability	-	-	-	-	(12,051,604)	-	(12,051,604)
Net loss	-	-	-	-	-	(230,981)	(230,981)
Reclassification of Additional Paid-in Capital to Accumulated Deficit	-	-	-	-	10,228,928	(10,228,928)	-
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash flows from operating activities:
Net loss	$(230,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on debt securities held in Trust Account	(5,942)
Transaction costs	254,150
Change in fair value of warrant liability	(138,962)
Changes in operating assets and liabilities:
Prepaid assets	(465,709)
Accounts payable and accrued expenses	100,253
Net cash used in operating activities	(487,191)

Cash flows from investing activities:
Purchase of investment held in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriters’ discount	270,480,000
Proceeds from sale of Private Placement Units	7,520,000
Proceeds from note payable-related party	200,000
Repayment of note payable-related party	(200,000)
Payment of offering costs	(455,708)
Net cash provided by financing activities	277,569,292

Net change in cash	1,082,101
Cash, beginning of the period	-
Cash, end of period	$1,082,101
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of Class A common stock subject to possible redemption	$276,000,000
Initial value of warrant liability	$12,051,604

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

Note 2 – Restatement of Previously issued Financial Statements

Amendment 1

On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). In response to the SEC Statement, we re-evaluated the accounting for our warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the warrants meet the definition of a derivative under ASC 815-40, we restated the financial statements to classify the warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date in Amendment No. 1 on Form 10-K/A for the period of December 31, 2020.

Amendment 2

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001, pursuant to the Company’s governing documents. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger. As such, the Company had determined that it was appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. The Company is restating the December 31, 2020 annual financial statements included in the Company’s Amendment No. 1 to our Annual Report on Form 10-K/A in this Annual Report as shown below.

The impact to the financial statements follows:

	As Reported per Amendment No.1	Restatement Adjustment	As Restated
Balance Sheet as of December 31, 2020
Common Stock subject to possible redemption	$260,540,850	$15,459,150	$276,000,000

Class A common stock, $0.0001 par value	$231	$(155)	$76
Additional paid-in capital	$5,230,067	$(5,230,067)	$-
Accumulated deficit	$(230,981)	$(10,228,928)	$(10,459,909)
Total stockholders’ equity (deficit)	$5,000,007	$(15,459,150)	$(10,459,143)

Number of shares of common stock subject to redemption	26,054,085	1,545,915	27,600,000
Class A common stock	2,297,915	(1,545,915)	752,000

	As Reported per Amendment No.1	Restatement Adjustment	As Restated
Statement of Operations for the period from August 20, 2020 (inception) through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	4,113,335	23,486,665	27,600,000
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	6,505,401	1,146,599	7,652,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.04)	$0.03	$(0.01)
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$-	$(0.01)	$(0.01)

	As Reported per Amendment No.1	Restatement Adjustment	As Restated
Statement of Changes in Stockholders’ Equity for the period from August 20, 2020 (inception) through December 31, 2020
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Shares	28,352,000	(27,600,000)	752,000
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Amount	$2,835	$(2,759)	$76
Sale of 28,352,000 Units on December 10, 2020, net of warrant liability initial fair value Additional Paid-in Capital	271,465,561	(263,945,637)	7,519,924
Class A common stock subject to possible redemption Shares	(26,054,085)	26,054,085	-
Class A common stock subject to possible redemption Amount	(2,604)	2,604	-
Class A common stock subject to possible redemption Additional Paid-in Capital	(260,538,246)	260,538,246	-
Class A common stock Shares (Balance as of December 31, 2020)	2,297,915	(1,545,915)	752,000
Class A common stock Amount (Balance as of December 31, 2020)	$231	$(155)	$76
Additional paid-in-capital (Balance as of December 31, 2020)	5,230,067	(5,230,067)	-
Accumulated deficit (Balance as of December 31, 2020)	(230,981)	(10,228,928)	(10,459,909)
Total stockholders’ equity (deficit) (Balance as of December 31, 2020)	5,000,007	(15,459,150)	(10,459,143)

	As Reported per Amendment No.1	Restatement Adjustment	As Restated
Statement of Cash Flows for the period from August 20, 2020 (inception) through December 31, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$260,511,240	$15,488,760	$276,000,000
Change in value of Class A common stock subject to possible redemption	$29,610	$(29,610)	$-
Year-end value of common stock subject to possible conversion	$260,540,850	$15,459,150	$276,000,000

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

Net Loss Per Common Share (Restated, see Note 2 - Amendment 2)

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the period August 20, 2020 (inception) through December 31, 2020. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

	For the Year ended December 31, 2020
	Class A redeemable ordinary shares	Class A and Class B non- redeemable ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(184,785)	$(46,196)

Denominator
Weighted-average shares outstanding	27,600,000	7,652,000
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Note 7 – Recurring Fair Value Measurements

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

Note 9 – Stockholders’ Equity (Restated, see Note 2 - Amendment 2)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of December 31, 2020, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption.

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

Concord Acquisition Corp

Dated: December 10, 2021	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: December 10, 2021	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 2021.

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