Form 10-K
period 2021-12-31
Concord Acquisition Corp
filed 2022-03-04
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $9.85 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $261.6 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 18, 2022, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”) or unless the context otherwise requires, references to “we,” “us,” “our,” “the company” or “Concord” refer to Concord Acquisition Corp, a Delaware corporation.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with Circle Internet Financial Limited or any other business combinations;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses and the financial services and financial technology industries if the transaction with Circle Internet Financial Limited is not successfully consummated;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

On December 10, 2020, we consummated an initial public offering (the “IPO”) of 27,600,000 units, including the issuance of 3,600,000 units as a result of the exercise in full of the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the offering, the Company consummated the private placement of 510,289 units to Concord Sponsor Group LLC (the “sponsor”) and 241,711 units to CA Co-Investment LLC (an affiliate of one of the underwriters of the offering) (“CA Co-Investment” and, together with the sponsor, the “sponsors”), each at a price of $10.00 per Private Unit, generating total proceeds of $7,520,000. Following the closing of the initial public offering, an aggregate of $10.00 per unit sold in the offering was held in a trust account for the benefit of the Company’s public stockholders (the “trust account”). Since the date of the IPO, there have been no withdrawals from the trust account and earnings of $50,495 have accumulated through December 31, 2021.

Proposed Business Combination

On February 16, 2022, immediately following the termination of the Business Combination Agreement (as defined and described below), we entered into a Transaction Agreement (the “Transaction Agreement”) with Circle Internet Financial Limited, a private company limited by shares incorporated in Ireland (“Circle”), Circle Internet Finance Public Limited Company (formerly Circle Acquisition Public Limited Company), a public company limited by shares incorporated in Ireland (“Topco”), and Topco (Ireland) Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Circle is a global financial technology firm that provides internet-native payments and treasury infrastructure. Circle’s mission of raising global economic prosperity through the frictionless exchange of financial value is being met through a series of transaction and treasury services that help businesses and financial institutions globally to take advantage of the shift to a digital asset and blockchain powered global financial system. Circle is the principal operator of one of the fastest growing dollar digital assets, USD Coin (USDC).

The business combination contemplated by the Transaction Agreement is comprised of two separate transactions (collectively, the “Proposed Transactions”): (a) pursuant to an Irish law court-approved scheme of arrangement (the “Scheme”), Circle’s shareholders will transfer their holdings of shares in the capital of Circle to Topco in exchange for the issuance of new shares in Topco, with the result that, at the effective time of the Scheme, Circle will become a wholly-owned subsidiary of Topco; and (b) on the first business day following the Scheme effective time, subject to the conditions of the Transaction Agreement and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into Concord (the “Merger”), with Concord surviving the Merger as a wholly-owned subsidiary of Topco.

Pursuant to the Scheme, at the Scheme effective time, each holder of shares of any class in the capital of Circle appearing in the register of members of Circle at the Scheme record time (“Scheme Shares”) will transfer all of his, her or its Scheme Shares to Topco in exchange for the allotment and issuance by Topco of that number of ordinary shares of Topco (“Topco Ordinary Shares”) comprising that Scheme shareholder’s pro rata portion of an amount of Topco Ordinary Shares equal to the Company Equity Value (as defined below) divided by $10.00 and rounded down to the nearest whole number of Topco Ordinary Shares (collectively, the “Scheme Consideration”). The “Company Equity Value” means $9,000,000,000 plus (i) the aggregate amount of the net proceeds of any equity or convertible debt issued by Circle after March 6, 2021, plus (ii) the proceeds from any private placement completed by Topco or Circle after the date of the Transaction Agreement, plus (iii) the net equity value of any acquisition transaction completed by Circle in which equity interests of Circle or Topco are issued or sold completed after the date of the Transaction Agreement minus (iv) any indebtedness of Circle that will not convert into equity in connection with the Proposed Transactions. At the effective time of the Merger: (a) each share of Concord Class A common stock and each share of Concord Class B common stock (other than shares held by Concord as treasury stock or owned by Concord immediately prior to the Merger effective time) issued and outstanding immediately prior to the Merger effective time will be cancelled and automatically converted into and become the right to receive one Topco Ordinary Share (the “Merger Consideration”); and (b) each Concord warrant that is outstanding immediately prior to the Merger effective time will be converted into a Topco warrant on substantially the same terms as were in effect immediately prior to the Merger effective time. In addition, following the closing of the Proposed Transactions, Topco will issue, as earnout shares, up to an aggregate number of Topco Ordinary Shares equal to 20% of the Topco Ordinary shares in issue (on a fully diluted basis) immediately following the closing to certain of Circle’s existing shareholders, based on the volume weighted average trading price of the Topco Ordinary Shares meeting certain share price thresholds set forth in the Transaction Agreement.

Following the Proposed Transactions, it is expected that the Topco Ordinary Shares will be listed on the New York Stock Exchange.

Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Transactions by Concord’s stockholders in accordance with Concord’s amended and restated certificate of incorporation.

Concurrently with the execution of the Transaction Agreement, certain securityholders of Circle entered into a Transaction Support Agreement with Concord, pursuant to which, among other things, such securityholders agreed to vote their Circle shares in favor of the Transaction Agreement, the Scheme and the transaction documents to which Circle is or will be a party. In addition, Circle’s Chief Executive Officer entered into a Transaction Support Agreement with Concord pursuant to which he further agreed not to vote in favor of any Alternative Transaction (as defined in the Transaction Agreement, but excluding for such purpose an initial public offering of Circle) for a period of six months following the termination of the Transaction Agreement under certain circumstances.

Also on February 16, 2022, Concord, Circle, Topco and Merger Sub entered into a Termination of Business Combination Agreement, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement, dated as of July 7, 2021 (the “Business Combination Agreement”), previously entered into among the parties. As a result of the termination of the Business Combination Agreement, effective as of February 16, 2022, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including the subscription agreements, dated as of July 7, 2021, between Concord and certain investors, pursuant to which such investors committed to purchase $415 million of equity upon the closing of the transactions contemplated by the Business Combination Agreement, were terminated in accordance with their respective terms.

The Transaction Agreement and related agreements, as well as the termination of the Business Combination Agreement, are further described in the Form 8-K filed by Concord on February 17, 2022, and a copy of the Transaction Agreement was included as Exhibit 2.1 to such Form 8-K and is also filed as an exhibit to this Annual Report. The foregoing description of the Transaction Agreement is qualified in its entirety by reference to the full text of the Transaction Agreement.

Unless specifically stated otherwise, this Annual Report does not give effect to the Proposed Transactions and does not contain the risks associated with the Proposed Transactions. Such risks and effects relating to the proposed business combination will be included in our preliminary prospectus/proxy statement to be included in an amendment to the Registration Statement on Form S-4 that Topco will file with the SEC relating to the Proposed Transactions.

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $900 million in assets under management as of December 31, 2021 and approximately $3 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

Founded in 2013, Atlas seeks to invest in compelling opportunities globally, primarily through its financial services-focused investment funds. Led by its co-founders, Bob Diamond and David Schamis, Atlas believes that changes in the regulatory landscape following the 2008 financial crisis led to an unprecedented level of disruption and created substantial investment opportunities in the financial services sector, broadly defined. Atlas takes a unique approach to financial services investments by taking a long-term merchant capital and partnership-based approach that is balanced with its significant operating and technical expertise to help increase the value of its portfolio companies. The executive and investment team at Atlas have decades of investment and operating experience, having previously held senior executive and investment positions at leading global financial services firms including Barclays Capital, Cerberus Capital Management, Citigroup, J.C. Flowers & Co, and Fortress Investment Group, among others.

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

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University.

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

We are further supported by our advisory committee which is comprised of current and former senior executives with significant investment and operating experience in a wide range of sub-sectors and functional areas within the financial services and financial technology industries generally. These executives provide us with access to their expertise and extensive industry networks from which we intend to source and evaluate targets as well as to assist in the future value creation plans of any business that we acquire.

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

In February 2021, members of our management team formed Concord Acquisition Corp II (“Concord II”) and Concord Acquisition Corp III (“Concord III”), each of which is a blank check company incorporated for substantially similar purposes as our company. Both Concord II and Concord III have completed their initial public offerings. Most of the members of our management team serve in the same positions with Concord II and Concord III.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. These entities may compete with us for acquisition opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Initial Business Combination

We will have until June 10, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination one time, by an additional six months (until December 10, 2022), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended for such six-month period, our sponsor or its affiliates or designees, upon five days advance notice prior to the June 10, 2022 deadline, must deposit into the trust account $2,760,000 ($0.10 per unit sold in our initial public offering) on or prior to the date of the applicable deadline, for the six-month extension. Any such payment would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. Such loan may be converted into units at the price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to our sponsors. In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsors or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsors or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

●

the requirement to complete an initial business combination within 18 months (or 24 months if the Company extends the period of time to consummate a Business Combination) may give potential target businesses leverage over us in negotiating a business combination;

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

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Circle and the Proposed Transactions, please review the Registration Statement on Form S-4 filed by Circle, including the preliminary proxy statement/prospectus of the Company included therein, as previously amended and as further amended after the date hereof, and the definitive proxy statement/prospectus to be filed by the Company.

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

We will have until June 10, 2022 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination one time, by an additional six months (until December 10, 2022 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended for such six-month period, our sponsor or its affiliates or designees must deposit into the trust account $2,760,000 ($0.10 per unit sold in the IPO), on or prior to the June 10, 2022 deadline, for the six-month extension.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

As part of Restatement No.1 and Restatement No. 2 (the “Restatements”), we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatements, the change in accounting for our warrants, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

As of December 31, 2021, only approximately $200,000 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 171,648,000 and 13,100,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem our warrants following our initial business combination when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions of the Class . However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

The net proceeds from our initial public offering and the sale of the private placement units provided us with approximately $266.3 million assuming no redemptions, after payment of the Marketing Fee of $9,660,000, that we may use to complete our initial business combination (prior to any post-IPO working capital expenses).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement units into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own 21.9% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction or (d) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

Holders of Record

On March 1, 2022, there were three holders of record of our units, one holder of record of our Class A common stock, and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

We paid a total of $5,520,000 in underwriting discounts and $460,708 for other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

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

Proposed Business Combination

On February 16, 2022, immediately following the termination of the Business Combination Agreement, we entered into the Transaction Agreement with Circle, Topco and Merger Sub, Circle is a global financial technology firm that provides internet-native payments and treasury infrastructure. Circle’s mission of raising global economic prosperity through the frictionless exchange of financial value is being met through a series of transaction and treasury services that help businesses and financial institutions globally to take advantage of the shift to a digital asset and blockchain powered global financial system. Circle is the principal operator of one of the fastest growing dollar digital assets, USD Coin (USDC).

The Proposed Transactions contemplated by the Transaction Agreement are comprised of two separate transactions: (a) pursuant to an Irish law court-approved Scheme, Circle’s shareholders will transfer their holdings of shares in the capital of Circle to Topco in exchange for the issuance of new shares in Topco, with the result that, at the effective time of the Scheme, Circle will become a wholly-owned subsidiary of Topco; and (b) on the first business day following the Scheme effective time, subject to the conditions of the Transaction Agreement and in accordance with the DGCL, Merger Sub will merge with and into Concord, with Concord surviving the Merger as a wholly-owned subsidiary of Topco.

Pursuant to the Scheme, at the Scheme effective time, each holder of Scheme Shares will transfer all of his, her or its Scheme Shares to Topco in exchange for the allotment and issuance by Topco of that number of Topco Ordinary Shares comprising that Scheme shareholder’s pro rata portion of an amount of Topco Ordinary Shares equal to the Company Equity Value divided by $10.00 and rounded down to the nearest whole number of Topco Ordinary Shares. The “Company Equity Value” means $9,000,000,000 plus (i) the aggregate amount of the net proceeds of any equity or convertible debt issued by Circle after March 6, 2021, plus (ii) the proceeds from any private placement completed by Topco or Circle after the date of the Transaction Agreement, plus (iii) the net equity value of any acquisition transaction completed by Circle in which equity interests of Circle or Topco are issued or sold completed after the date of the Transaction Agreement minus (iv) any indebtedness of Circle that will not convert into equity in connection with the Proposed Transactions. At the effective time of the Merger: (a) each share of Concord Class A common stock and each share of Concord Class B common stock (other than shares held by Concord as treasury stock or owned by Concord immediately prior to the Merger effective time) issued and outstanding immediately prior to the Merger effective time will be cancelled and automatically converted into and become the right to receive one Topco Ordinary Share (the “Merger Consideration”); and (b) each Concord warrant that is outstanding immediately prior to the Merger effective time will be converted into a Topco warrant on substantially the same terms as were in effect immediately prior to the Merger effective time. In addition, following the closing of the Proposed Transactions, Topco will issue, as earnout shares, up to an aggregate number of Topco Ordinary Shares equal to 20% of the Topco Ordinary shares in issue (on a fully diluted basis) immediately following the closing to certain of Circle’s existing shareholders, based on the volume weighted average trading price of the Topco Ordinary Shares meeting certain share price thresholds set forth in the Transaction Agreement.

Following the Proposed Transactions, it is expected that the Topco Ordinary Shares will be listed on the New York Stock Exchange.

Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Transactions byConcord’s stockholders in accordance with Concord’s amended and restated certificate of incorporation.

Concurrently with the execution of the Transaction Agreement, certain securityholders of Circle entered into a Transaction Support Agreement with Concord, pursuant to which, among other things, such securityholders agreed to vote their Circle shares in favor of the Transaction Agreement, the Scheme and the transaction documents to which Circle is or will be a party. In addition, Circle’s Chief Executive Officer entered into a Transaction Support Agreement with Concord pursuant to which he further agreed not to vote in favor of any Alternative Transaction (as defined in the Transaction Agreement, but excluding for such purpose an initial public offering of Circle) for a period of six months following the termination of the Transaction Agreement under certain circumstances.

Also on February 16, 2022, Concord, Circle, Topco and Merger Sub entered into a Termination of Business Combination Agreement, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement previously entered into among the parties. As a result of the termination of the Business Combination Agreement, effective as of February 16, 2022, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including the subscription agreements, dated as of July 7, 2021, between Concord and certain investors, pursuant to which such investors committed to purchase $415 million of equity upon the closing of the transactions contemplated by the Business Combination Agreement, were terminated in accordance with their respective terms.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO, and non-operating income or expense from the changes in the fair value of warrant liabilities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $27,611,291, primarily driven by formation and operating costs of  $1,233,168 and a change in the fair value of the warrant liability of  $26,422,676, partially offset by interest income of $44,533.

During the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $230,981, driven by transaction costs of $254,150, related to the IPO, and formation and operating costs of $121,735, partially offset by a change in the fair value of the warrant liability of $138,962 and interest income of $5,942.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our initial public offering through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares and up to $200,000 in loans from our sponsors under unsecured promissory notes.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to fund our working capital requirements (subject to a limit of $250,000 per year) and/or to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock following the IPO, multiplied by (3) the number of our authorized shares following the IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of the IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be for income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had available to us approximately $200,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We will have until June 10, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination one time, by an additional six months (until December 10, 2022), subject to the sponsor depositing additional funds into the trust account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations;

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 following Item 15, which comprise a portion of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	70	Chairman of the Board
Jeff Tuder	48	Chief Executive Officer
Michele Cito	32	Chief Financial Officer
David Schamis	48	Director
Peter Ort	51	Director
Thomas King	61	Director
Larry Leibowitz	61	Director

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

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Since February 2021, Ms. Cito has also been the Chief Financial Officer of Concord II and Concord III. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a President, Vice Presidents, Assistant Secretaries, and a Treasurer) as our board of directors from time to time may determine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from August 20, 2020 (inception) through December 31, 2021 there were no delinquent filers, except that the Form 3s required to be filed by our Sponsor and officers and directors upon the effectiveness of the registration statement from our initial public offering were filed one day late.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of Shares Beneficially Owned		Percentage of Outstanding common stock
Name and Address of Beneficial Owner(1)
Concord Sponsor Group LLC(2)	5,940,289	(3)	21.0%
Kenneth Griffin(4)	1,800,094		6.3%
Bob Diamond		(5)	—
Jeff Tuder		(5)	—
Michele Cito		(5)	—
David Schamis		(5)	—
Peter Ort	30,000	(6)	*
Thomas King	30,000	(6)	*
Larry Leibowitz	30,000	(6)	*
All directors and executive officers as a group (7 individuals)	90,000	(5)(6)	* %
Azora Capital LP(7)	1,884,570		6.6%
ARK Investment Management LLC(8)	3,172,051		11.2%
Sculptor Capital LP (9)	1,778,167		6.3%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp, 477 Madison Avenue, New York, NY 10022.

(2)	Concord Sponsor Group LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Jeff Tuder. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	Consists of 5,430,000 shares of Class B common stock and 510,289 shares of Class A common stock included in private placement units.

(4)	Based on an amendment to Schedule 13G filed on February 16, 2021, by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin, Citadel Advisors is the portfolio manager for CEFL and CM, CAH is the sole member of Citadel Advisors, CGP is the general partner of CAH, CALC4 is the non-member manager of Citadel Securities, CSGP is the general partner of CALC4, and Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of each of such persons and entities is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.

(6)	Interests shown consist of shares of Class B common stock.

(7)

Based on a Schedule 13G filed on February 14, 2022, by Azora Capital LP, a Delaware limited partnership (“Azora Capital”) registered with the Securities and Exchange Commission (the “SEC”), which serves as the investment manager to certain investment funds and/or accounts (the “Funds”), with respect to the shares of Common Stock (as defined in Item 2(d) below) held by the Funds; Azora Capital GP LLC, a Delaware limited liability company (“Azora Capital GP”), which serves as the general partner to Azora Capital, with respect to the shares of Common Stock held by the Funds; and Ravi Chopra (“Mr. Chopra”), a United States citizen, who serves as the managing member to Azora Capital GP with respect to the shares of Common Stock held by the Funds. The foregoing persons are hereinafter sometimes collectively referred to as the “Reporting Persons.” The business address of Azora Capital, Azora Capital GP and Mr. Chopra is at 3350 Virginia St, Suite 219, Coconut Grove, FL 33133.

(8)

Based on a Schedule 13G/A filed on February 9, 2022, by ARK Investment Management LLC, a Delaware limited liability company. The business address of ARK Investment Management LLC is 3 East 28th Street, 7th Floor, New York, NY 10016.

(9)

Based on a Schedule 13G filed on February 2, 2022, by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”); Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported in this Schedule 13G are held in the Accounts managed by Sculptor and Sculptor-II; Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor; Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II; Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II; Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF; Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF; Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO; Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC; Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019.

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

Prior to our initial public offering, our sponsors agreed to loan us up to $200,000 to be used for a portion of the expenses of the offering. The loan was repaid upon completion of the initial public offering out of the portion of offering proceeds that was allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. As of November 8, 2021, our Sponsor agreed to loan us up to $350,000 to be used for working capital needs. The loan is to be repaid upon completion of a business combination. The Company had not borrowed any amount under the promissory note as of December 31, 2021.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, the quarterly reviews of our unaudited interim financial information included in Form 10-Q, and services that are normally provided by Marcum in connection with regulatory filings. During the period from August 20, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021, fees for our independent registered public accounting firm were $62,170 and $102,935, respectively, for the services Marcum performed in connection with our initial public offering and the audit of our December 31, 2020 financial statements, and the audit of our December 31, 2021 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from August 20, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from August 20, 2020 (inception) through December 31, 2020. During the year ended December 31, 2021, we paid Marcum $6,180 for tax planning and tax advice.

All Other Fees. We did not pay Marcum for other services during the period from August 20, 2020 (inception) through December 31, 2020. During the year ended December 31, 2021, we paid Marcum $25,750 for due diligence services.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated December 7, 2020, between the Company and Cowen and Company, LLC.
2.1(4)	Transaction Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp, Circle Internet Financial Limited, Circle Internet Finance Public Limited Company and Topco (Ireland) Merger Sub, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(3)	Specimen Unit Certificate.
4.2(3)	Specimen Class A Common Stock Certificate.
4.3(1)	Specimen Warrant Certificate (included in Exhibit 4.4).
4.4(1)	Warrant Agreement, dated December 7, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5***	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated September 14, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement, dated September 14, 2020, between the Registrant and our sponsor.
10.3(2)	Subscription Agreement, dated September 15, 2020, between the Registrant and CA Co-Investment LLC.
10.4(1)	Letter Agreement, dated December 7, 2020, among the Company, our sponsor, CA Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.5(1)	Investment Management Trust Agreement, dated December 7, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated December 7, 2020, among the Company, our sponsor and certain securityholders.
10.7(1)	Unit Subscription Agreement, dated December 7, 2020, between the Company and our sponsor.
10.8(1)	Unit Subscription Agreement, dated December 7, 2020, between the Company and CA Co-Investment LLC
10.9(3)	Form of Indemnity Agreement.
10.10(4)	Transaction Support Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp and certain shareholders of Circle Internet Financial Limited.
10.11(4)	Transaction Support Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp and Jeremy Allaire.
10.12(4)	Termination Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp, Circle Internet Financial Limited, Circle Internet Finance Public Limited Company and Topco (Ireland) Merger Sub, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2020.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-249654), filed with the SEC on October 23, 2020.

(3)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-249654), filed with the SEC on November 4, 2020.

(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2022.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concord Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Philadelphia, PA

March 3, 2022

CONCORD ACQUISITION CORP
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$191,825	$1,082,101
Prepaid expenses	216,330	254,887
Total current assets	408,155	1,336,988
Long-term prepaid expenses	-	210,822
Securities held in Trust Account	276,050,495	276,005,942
Total Assets	$276,458,650	$277,553,752

Liability and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$193,766	$100,253
Total current liabilities	193,766	100,253

Warrant liability	38,335,318	11,912,642
Total Liabilities	38,529,084	12,012,895

Commitments and Contingencies

Common stock subject to possible redemption; 27,600,000 shares at redemption value	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption	76	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(38,071,200)	(10,459,909)
Total Stockholders’ Deficit	(38,070,434)	(10,459,143)
Total Liabilities and Stockholders’ Deficit	$276,458,650	$277,553,752

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 20, 2020 (inception) through December 31, 2020

Formation and operating costs	$1,233,168	$121,735

Loss from operations	(1,233,168)	(121,735)

Other income (expense)
Change in fair value of warrant liability	(26,422,676)	138,962
Transaction costs	-	(254,150)
Interest income from Trust Account	44,553	5,942
Total other expense, net	(26,378,123)	(109,246)

Net loss	$(27,611,291)	$(230,981)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.78)	$(0.01)
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000	7,652,000
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.78)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)
Net loss	-	-	-	-	-	(27,611,291)	(27,611,291)
Balance as of December 31, 2021	752,000	$76	6,900,000	$690	$-	$(38,071,200)	$(38,070,434)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 20, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to initial stockholders	-	-	6,900,000	690	24,310	-	25,000
Sale of 752,000 Units on December 10, 2020 to initial stockholders	752,000	76	-	-	7,519,924	-	7,520,000
Initial fair value of warrant liability	-	-	-	-	(12,051,604)	-	(12,051,604)
Net loss	-	-	-	-	-	(230,981)	(230,981)
Remeasurement of common stock subject to possible redemptions to redemption value	-	-	-	-	4,507,370	(10,228,928)	(5,721,558)
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from August 20, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net loss	$(27,611,291)	(230,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(44,553)	(5,942)
Transaction costs	-	254,150
Change in fair value of warrant liability	26,422,676	(138,962)
Changes in operating assets and liabilities:
Prepaid expenses	249,379	(465,709)
Accounts payable and accrued expenses	93,513	100,253
Net cash used in operating activities	(890,276)	(487,191)

Cash flows from investing activities:
Purchase of investment held in Trust Account	-	(276,000,000)
Net cash used in investing activities	-	(276,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from sale of Units, net of underwriters’ discount	-	270,480,000
Proceeds from sale of Private Placement Units	-	7,520,000
Proceeds from note payable-related party	-	200,000
Repayment of note payable-related party	-	(200,000)
Payment of offering costs	-	(455,708)
Net cash provided by financing activities	-	277,569,292

Net change in cash	(890,276)	1,082,101
Cash, beginning of the period	1,082,101	-
Cash, end of the period	$191,825	1,082,101

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of Class A common stock subject to possible redemption	$-	$276,000,000
Initial value of warrant liability	$-	$12,051,604

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Note 1 — Organization and Business Operations

Organization and General

Concord Acquisition Corp (the “Company”) is a blank check company incorporated as a Delaware corporation on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liabilities.

The Company’s sponsors are Concord Sponsor Group LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA Co-Investment” and, together with the Sponsor, the “Sponsors”).

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of December 31, 2021, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

The Company will have 18 months (or 24 months if the Company extends the period of time to consummate a Business Combination) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.

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

As of December 31, 2021, the Company has incurred approximately $1.55 million in fees contingent on the closing of a business combination.

Proposed Business Combination with Circle Internet Financial Limited

On February 16, 2022, immediately following the termination of the Business Combination Agreement (as defined and described below), the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Circle Internet Financial Limited, a private company limited by shares incorporated in Ireland (“Circle”), Circle Internet Finance Public Limited Company (formerly Circle Acquisition Public Limited Company), a public company limited by shares incorporated in Ireland (“Topco”), and Topco (Ireland) Merger Sub, Inc., a Delaware corporation (“Merger Sub”).

The business combination contemplated by the Transaction Agreement is comprised of two separate transactions (collectively, the “Proposed Transactions”):

(a) pursuant to an Irish law court-approved scheme of arrangement (the “Scheme”), Circle’s shareholders will transfer their holdings of shares in the capital of Circle to Topco in exchange for the issuance of new shares in Topco, with the result that, at the effective time of the Scheme, Circle will become a wholly-owned subsidiary of Topco; and (b) on the first business day following the Scheme effective time, subject to the conditions of the Transaction Agreement and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into Concord (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Topco.

Pursuant to the Scheme, at the Scheme effective time, each holder of shares of any class in the capital of Circle appearing in the register of members of Circle at the Scheme record time (“Scheme Shares”) will transfer all of his, her or its Scheme Shares to Topco in exchange for the allotment and issuance by Topco of that number of ordinary shares of Topco (“Topco Ordinary Shares”) comprising that Scheme shareholder’s pro rata portion of an amount of Topco Ordinary Shares equal to the Company Equity Value (as defined below) divided by $10.00 and rounded down to the nearest whole number of Topco Ordinary Shares (collectively, the “Scheme Consideration”). The “Company Equity Value” means $9,000,000,000 plus (i) the aggregate amount of the net proceeds of any equity or convertible debt issued by Circle after March 6, 2021, plus (ii) the proceeds from any private placement completed by Topco or Circle after the date of the Transaction Agreement, plus (iii) the net equity value of any acquisition transaction completed by Circle in which equity interests of Circle or Topco are issued or sold completed after the date of the Transaction Agreement minus (iv) any indebtedness of Circle that will not convert into equity in connection with the Proposed Transactions. At the effective time of the Merger: (a) each share of the Company’s Class A common stock and each share of the Company’s Class B common stock (other than shares held by the Company as treasury stock or owned by the Company immediately prior to the Merger effective time) issued and outstanding immediately prior to the Merger effective time will be cancelled and automatically converted into and become the right to receive one Topco Ordinary Share (the “Merger Consideration”); and (b) each Company warrant that is outstanding immediately prior to the Merger effective time will be converted into a Topco warrant on substantially the same terms as were in effect immediately prior to the Merger effective time. In addition, following the closing of the Proposed Transactions, Topco will issue, as earnout shares, up to an aggregate number of Topco Ordinary Shares equal to 20% of the Topco Ordinary shares in issue (on a fully diluted basis) immediately following the closing to certain of Circle’s existing shareholders, based on the volume weighted average trading price of the Topco Ordinary Shares meeting certain share price thresholds set forth in the Transaction Agreement.

Following the Proposed Transactions, it is expected that the Topco Ordinary Shares will be listed on the New York Stock Exchange.

Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, including the approval of the Proposed Transactions by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation.

Concurrently with the execution of the Transaction Agreement, certain securityholders of Circle entered into a Transaction Support Agreement with the Company, pursuant to which, among other things, such securityholders agreed to vote their Circle shares in favor of the Transaction Agreement, the Scheme and the transaction documents to which Circle is or will be a party. In addition, Circle’s Chief Executive Officer entered into a Transaction Support Agreement with the Company pursuant to which he further agreed not to vote in favor of any Alternative Transaction (as defined in the Transaction Agreement, but excluding for such purpose an initial public offering of Circle) for a period of six months following the termination of the Transaction Agreement under certain circumstances.

Also on February 16, 2022, the Company, Circle, Topco and Merger Sub entered into a Termination of Business Combination Agreement, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement, dated as of July 7, 2021 (the “Business Combination Agreement”), previously entered into among the parties. As a result of the termination of the Business Combination Agreement, effective as of February 16, 2022, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including the subscription agreements, dated as of July 7, 2021, between the Company and certain investors, pursuant to which such investors committed to purchase $415 million of equity upon the closing of the transactions contemplated by the Business Combination Agreement, were terminated in accordance with their respective terms.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $191,825 held outside of the Trust Account and available for working capital purposes. Further, on November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. As of December 31, 2021, the Company had not borrowed any amount under the promissory note.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing prior to the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company will have up to 18 months from December 10, 2020 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out in Note 5 (an “Extension Period”).

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Investment Held in Trust Account

As of December 31, 2020 and December 31, 2021, Investments held in Trust Account consisted of United States Treasury securities and U.S. Money Market Funds, respectively. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. Investments in a U.S. Money Market Fund are classified as cash and cash equivalents within trust assets on the balance sheets.

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

As of December 31, 2021, the Company’s trust account balance of $276,050,495 consisted of investments in a money market fund classified as cash and cash equivalents within trust assets on the balance sheets. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

As of December 31, 2020, investment in the Company’s Trust Account consisted of $10,695 in U.S. Money Market and $275,995,247 in U.S. Treasury Securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Shares of Class A common stock sold in the Private Placement discussed in Note 4 do not have such redemption rights and as such are classified within stockholders’ equity on the Company’s balance sheet.

All of the 27,600,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021 and December 31, 2020, the Class A Ordinary shares reflected in the balance sheets are reconciled in the following table:

	December 31, 2021	December 31, 2020
Gross proceeds from initial public offering	$276,000,000	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,725,620)	$(11,725,620)
Class A common stock issuance costs	(5,721,558)	(5,721,558)
Plus:
Remeasurement of common shares subject to possible redemption to redemption value	17,450,178	$17,450,178
Class A common stock subject to possible redemption	$276,000,000	$276,000,000

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company maintained a full valuation allowance against its net deferred tax assets in both periods which caused the statutory federal income tax rate of 21% to differ from the Company’s effective tax rate of 0%.

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

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A redeemable common stock and Class A and Class B non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock, based on weighted average shares outstanding. Private and public warrants to purchase 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted net loss per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for each period. Remeasurement associated with the redeemable shares of Class A ordinary shares to redemption value is excluded from earnings per share as the redemption value approximates fair value.

	For the year ended December 31, 2021		For the period from August 20, 2020 (inception) through December 31, 2020
	Class A redeemable common stock	Class A and Class B non- redeemable common stock	Class A redeemable common stock	Class A and Class B non- redeemable common stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(21,536,807)	$(6,074,484)	$(180,165)	$(50,816)

Denominator:
Weighted-average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000
Basic and diluted net loss per share	$(0.78)	$(0.78)	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable to the Company for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO, the Company sold 27,600,000 Units, at a purchase price of $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Note 5 – Related Party Transactions

Founder Shares

In September 2020, the Company’s initial stockholders purchased an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) for a capital contribution of $25,000. The Sponsor and CA Co-Investment purchased 5,675,000 and 1,437,500 of the Founder Shares, respectively, and each of the Company’s three independent director nominees purchased 25,000 of the Founder Shares. On December 2, 2020, the Sponsor forfeited 1,150,000 Founder Shares and CA Co-Investment forfeited 287,500 Founder Shares, such that the initial stockholders owned an aggregate of 5,750,000 Founder Shares. On December 7, 2020, the Company effected a stock dividend of 1,150,000 shares with respect to the Company’s Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 6,900,000 Founder Shares. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stocks after the IPO. On December 10, 2020, the underwriters fully exercised their over-allotment option, such that the 900,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At December 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of December 31, 2021.

Related Party Extension Loans

The Company will have up to 18 months from December 10, 2020 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below (an “Extension Period”). The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on December 7, 2020, in order for the time available for the Company to consummate its initial Business Combination to be extended for such six-month period, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the 18-month deadline, must deposit into the Trust Account $2,760,000 ($0.10 per unit sold in the IPO) on or prior to the date of the applicable deadline, for the six-month extension. Any such payment would be made in the form of a non-interest bearing loan. Such loan may be converted into units at the price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units issued to the Company’s Sponsor. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company expensed an aggregate of $120,000 to an affiliate of the Sponsor under this agreement which is expensed to operating costs on the statements of operations. For the period from August 20, 2020 (inception) through December 31, 2020, the Company had expensed an aggregate of $7,742.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2021 and December 31, 2020, the Company had an outstanding balance due to the affiliate of the Sponsor of $2,984 and $0, respectively. The amount is included in accounts payable and accrued expenses on the balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 – Recurring Fair Value Measurements

At December 31, 2021 and December 31, 2020, the Company’s warrant liabilities were valued at $38,335,318 and $11,912,642, respectively. Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must initially be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

As of December 31, 2020, investment in the Company’s Trust Account consisted of $10,695 in U.S. Money Market and $275,995,247 in U.S. Treasury Securities. As of December 31, 2021, all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash and cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a lattice valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy at December 31, 2021 and was classified within Level 3 of the fair value hierarchy at December 31, 2020. During the quarter ended March 31, 2021 the Public Warrants were reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

The following tables present fair value information as of December 31, 2021 and December 31, 2020 for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2021

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$276,050,495	$—	$—
Liabilities
Public Warrants	$37,122,000	$—	$—
Private Warrants	$—	$—	$1,213,317

December 31, 2020

	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market Funds	$10,695	$—	$—
Investments held in Trust Account—U.S. Treasury	$275,997,240	$—	$—
Liabilities
Public Warrants	$—	$—	$11,593,380
Private Warrants	$—	$—	$319,262

Measurement

The Company used a lattice valuation model to value the Private Warrants as of December 31, 2021 and December 31, 2020.

The key inputs into the lattice valuation model used to value the private warrants were as follows at December 31, 2021 and at December 31, 2020.

Input	December 31, 2021	December 31, 2020
Common stock price	$10.40	$9.58
Expected term (years)	4.94	5.94
Risk-free rate of interest	1.26%	0.5%
Expected volatility	37.51%	15.1%
Exercise price	$11.50	$11.50
Warrant price	$3.22	$0.85

The Company used a modified Black Scholes valuation model to value the public warrants as of December 31, 2020. As of December 31, 2021, the public warrants had market prices which were used to value the warrant liability.

The key inputs into the modified Black Scholes valuation model used to value the public warrants were as follows at December 31, 2020.

Input	December 31, 2020
Common stock price	$9.58
Expected term (years)	5.94
Risk-free rate of interest	0.5%
Expected volatility	15.0%
Exercise price	$11.50
Warrant price	$0.84

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Fair value at December 31, 2020 – public and private warrants	$11,912,642
Public Warrants reclassified to level 1(1)	(12,420,000)
Change in fair value	1,720,675
Fair Value at December 31, 2021 – private warrants	$1,213,317

(1) Assumes the Public Warrants were reclassified on March 31, 2021.

Note 7 – Commitments and Contingencies

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

Note 8 – Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (not including the shares of Class A common stock underlying the Private Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event shall the Class B Common Stock convert into Class A Common Stock at a ratio that is less than one-for-one.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Note 9 –Income Tax

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$14,780	$10,177
Capitalized non-facilitated costs as Startup costs	166,578	-
Federal net operating loss	46,886	14,140
Total deferred tax asset	228,245	24,317
Valuation allowance	(228,245)	(24,317)
Deferred tax asset, net of allowance	$—	$—

The income tax benefit (provision) consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—
Deferred	203,928	24,317

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(203,928)	(24,317)
Income tax provision	$—	$—

As of December 31, 2021, the Company has $223,268 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 1, 2021 through December 31, 2021, the change in the valuation allowance was $203,928.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	-%	-%
Changes in fair value of warranty liability	(20.1)%	12.6%
Transaction costs	-%	(23.1)%
Facilitative acquisition expenses	(0.2)	-
Change in valuation allowance	(0.7)%	(10.5)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions, and is subject to examination by the various taxing authorities.

Note 10 –Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Transaction Agreement with Circle Internet Financial Limited

On February 16, 2022, the Company entered into the Transaction Agreement and the Termination Agreement, as described in Note 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp

Dated: March 3, 2022	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: March 3, 2022	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2022.

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