Form 10-Q
period 2022-03-31
Concord Acquisition Corp
filed 2022-05-13
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

CONCORD ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$206,702	$191,825
Prepaid expenses	230,013	216,330
Total current assets	436,715	408,155
Investments held in Trust Account	276,113,444	276,050,495
Total Assets	$276,550,159	$276,458,650

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$134,869	$193,766
Note payable - related party	100,000	-
Total current liabilities	234,869	193,766

Warrant liability	16,888,731	38,335,318
Total Liabilities	17,123,600	38,529,084

Commitments and Contingencies

Common stock subject to possible redemption; 27,600,000 shares at redemption value	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption	76	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(16,574,207)	(38,071,200)
Total Stockholders’ Deficit	(16,573,441)	(38,070,434)
Total Liabilities and Stockholders’ Deficit	$276,550,159	$276,458,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Operating costs, net (See Note 1)	$12,543	$181,324

Loss from operations	(12,543)	(181,324)

Other income (expense)
Change in fair value of warrant liability	21,446,587	(853,358)
Interest income from investments held in Trust Account	62,949	23,451
Total other income (expense), net	21,509,536	(829,907)

Income (loss) before income taxes	21,496,993	(1,011,231)
Benefit from (provision for) income taxes	-	-
Net income (loss)	$21,496,993	$(1,011,231)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.61	$(0.03)
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000	7,652,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$0.61	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	752,000	$76	6,900,000	$690	$-	$(38,071,200)	$(38,070,434)
Net income	-	-	-	-	-	21,496,993	21,496,993
Balance as of March 31, 2022 (unaudited)	752,000	$76	6,900,000	$690	$-	$(16,574,207)	$(16,573,441)

For the Three Months Ended March 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)
Net loss	-	-	-	-	-	(1,011,231)	(1,011,231)
Balance as of March 31, 2021 (unaudited)	752,000	$76	6,900,000	$690	$-	$(11,471,140)	$(11,470,374)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Cash flows from operating activities:
Net income (loss)	$21,496,993	(1,011,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(62,949)	(23,451)
Change in fair value of warrant liability	(21,446,587)	853,358
Changes in operating assets and liabilities:
Prepaid expenses	(13,683)	63,324
Accounts payable and accrued expenses	(58,897)	(12,253)
Net cash used in operating activities	(85,123)	(130,253)

Cash flows from financing activities:
Proceeds from note payable-related party	100,000	-
Net cash provided by financing activities	100,000	-

Net change in cash	14,877	(130,253)
Cash, beginning of the period	191,825	1,082,101
Cash, end of the period	$206,702	951,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and activities related to seeking an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering, and non-operating income or expense from the changes in the fair value of warrant liabilities.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). While the Company may use earnings on the trust account to pay its tax obligations, as of March 31, 2022, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 18 months (or 24 months if the Company extends the period of time to consummate a Business Combination) from the closing of the IPO (June 10, 2022 or December 10, 2022 if extended) to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.

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

As of March 31, 2022, the Company has incurred approximately $2.0 million in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. Further, as part of the Transaction Agreement as defined below, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Refer to the “Proposed Business Combination with Circle Internet Financial Limited” section below for more information.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three months ended March 31, 2022, $245,567 was been reimbursed by Circle which is included within the Operating costs, net line item in the condensed statement of operations.

In addition, Circle has agreed to deposit or procure the deposit of the amount required to extend Concord’s liquidation date into the Trust Account prior to June 8, 2022. Refer to the Liquidity and Capital Resources section below for more details.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $206,702 held outside of the Trust Account and available for working capital purposes. Further, on November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. As of March 31, 2022, the Company had borrowed $100,000 under the promissory note.

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

The Company will have until June 10, 2022 (or December 10, 2022 if extended) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination by June 10, 2022, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional six months to December 10, 2022, subject to the Sponsor depositing additional funds into the Trust Account as described in Note 5 (“Extension Period”). As noted above, Circle has committed to deposit or procure the deposit of the amount required to extend Concord’s liquidation date into the Trust Account prior to June 8, 2022.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 4, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Certain prior period information has been reclassified to conform to current period presentation. Such reclassifications had no impact on prior year net loss, total assets, total liabilities, total cash flows from operating, investing, and financing activities, or stockholder’s deficit.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, investments held in Trust Account consisted of United States Treasury securities and U.S. Money Market Funds, respectively. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. Investments in U.S. Money Market Funds are classified as cash and cash equivalents within Trust assets on the condensed balance sheets.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the condensed statements of operations. Accretion of the discounts amounted to $62,949 and $23,451 for the three months ended March 31, 2022 and 2021, respectively. Interest income is recognized when earned.

The Company’s Trust Account balances at March 31, 2022 and December 31, 2021 are characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the condensed balance sheets.

Warrant Liability

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Shares of Class A common stock sold in the Private Placement discussed in Note 4 do not have such redemption rights and as such are classified within stockholders’ equity on the Company’s condensed balance sheets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. For the three months ended March 31, 2022 and 2021, there were no changes recognized in the redemption value of the Class A common stock.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company maintained a full valuation allowance against its net deferred tax assets in both periods which caused the statutory federal income tax rate of 21% to differ from the Company’s effective tax rate of 0% for the three months ended March 31, 2022 and 2021.

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A redeemable common stock and Class A and Class B non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock, based on weighted average shares outstanding. Private and public warrants to purchase a total of 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the three months ended March 31, 2022 and 2021. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for each period. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A redeemable common stock	Class A and Class B non- redeemable common stock	Class A redeemable common stock	Class A and Class B non- redeemable common stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$16,830,733	$4,666,260	$(791,727)	$(219,504)

Denominator
Weighted-average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000
Basic and diluted net income (loss) per share	$0.61	$0.61	$(0.03)	$(0.03)

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable to the Company for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had borrowed $100,000 and $0, under the promissory note as of March 31, 2022 and December 31, 2021, respectively.

Related Party Extension Loans

The Company will have up to 18 months from December 10, 2020 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below (an “Extension Period”). The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on December 7, 2020, in order for the time available for the Company to consummate its initial Business Combination to be extended for such six-month period, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the 18-month deadline, must deposit into the Trust Account $2,760,000 ($0.10 per unit sold in the IPO) on or prior to the date of the applicable deadline, for the six-month extension. Any such payment would be made in the form of a non-interest-bearing loan. Such loan may be converted into units at the price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units issued to the Company’s Sponsors. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Refer to Note 1 for more details.

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company expensed an aggregate of $30,000, to an affiliate of the Sponsor under this agreement which is recorded within operating costs, net on the condensed statements of operations.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $20,000 and $2,984, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 – Recurring Fair Value Measurements

At March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $16,888,731 and $38,335,318, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

As of March 31, 2022 and December 31, 2021, investments held in Trust Account consisted of United States Treasury securities and U.S. Money Market Funds, respectively. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The Company’s warrant liability for the Private Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. During the quarter ended March 31, 2021, the Company’s Public Warrants began trading on the New York Stock Exchange. Subsequent to commencement of trading of the Public Warrants, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following tables present fair value information as of March 31, 2022 and December 31, 2021 for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$276,113,444	$-	$-
Liabilities
Public Warrants	$16,422,000	$-	$-
Private Warrants	$-	$-	$466,731

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$276,050,495	$—	$—
Liabilities
Public Warrants	$37,122,000	$—	$—
Private Warrants	$—	$—	$1,213,318

Measurement

The Company used a Monte Carlo valuation model to value the Private Warrants as of March 31, 2022 and a lattice valuation model as of December 31, 2021.

The key inputs into the Monte Carlo valuation model used to value the private warrants were as follows at March 31, 2022 and at December 31, 2021.

Input	March 31, 2022	December 31, 2021
Common stock price	$9.95	$10.40
Expected term (years)	5.67	4.94
Risk-free rate of interest	2.4%	1.26%
Expected volatility	14.12%	37.51%
Exercise price	$11.50	$11.50
Warrant price	$1.24	$3.22

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Fair value at December 31, 2020 – public and private warrants	$11,912,642
Public Warrants reclassified to level 1(1)	(12,420,000)
Change in fair value	853,358
Fair Value at March 31, 2021 – private warrants	$346,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Fair value at December 31, 2021 – private warrants	$1,213,317
Change in fair value	(746,586)
Fair Value at March 31, 2022 – private warrants	$446,731

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Transaction Agreement with Circle Internet Financial Limited

On February 16, 2022, the Company entered into the Transaction Agreement and the Termination Agreement, as described in Note 1.

Note 8 – Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 –Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as noted below.

On April 8, 2022, the Company repaid $100,000 of the related party loan provided by the Sponsor. Refer to Note 5 for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Concord Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Concord Sponsor Group LLC and CA Co-Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three months ended March 31, 2022, $245,567 was been reimbursed by Circle which is included within the Operating costs, net line item in the condensed statement of operations.

In addition, Circle has agreed to deposit or procure the deposit of the amount required to extend Concord’s liquidation date into the Trust Account prior to June 8, 2022. Refer to the Liquidity and Capital Resources section below for more details.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”). We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on investments held in the Trust Account and non-operating income or expense from the changes in the fair value of warrant liabilities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2021. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $21,496,993 which consisted of an unrealized gain of $21,446,587 from the change in the fair value of our warrant liability and interest earned on our investments in the Trust Account of $62,949, partially offset by general operating expenses of $12,543.

For the three months ended March 31, 2021, we had a net loss of $1,011,231 which consisted of an unrealized loss of $853,358 from the change in the fair value of our warrant liability and general operating expenses of $181,324, partially offset by interest earned on our investments in the Trust Account of $23,451.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to fund our working capital requirements (subject to a limit of $250,000 per year) and/or to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Based on the number of shares of our common stock authorized and outstanding, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be for income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Further, as part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three months ended March 31, 2022, $245,567 was been reimbursed by Circle which is included within the Operating costs, net line item in the condensed statement of operations.

As of March 31, 2022, we had available to us approximately $207,000 of proceeds held outside the trust account. We will use these funds primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We will have until June 10, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by that date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination one time, by an additional six months (until December 10, 2022), subject to the sponsor depositing additional funds into the trust account. Circle has agreed to deposit or procure the deposit of the amount required to extend Concord’s liquidation date into the Trust Account prior to June 8, 2022. Refer to the Liquidity and Capital Resources section below for more details.

For three months ended March 31, 2022 and 2021, cash used in operating activities was $85,123 and $130,253, respectively, which was used to pay expenses. For three months ended March 31, 2022, cash provided by financing activities was $100,000 related to the proceeds received from a related party note payable. For three months ended March 31, 2021, there were no financing activities.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our condensed financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Administrative Support Agreement

We agreed to pay an affiliate of our Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company expensed an aggregate of $30,000 to an affiliate of the Sponsor under this agreement which is expensed to operating costs on the condensed statements of operations.

Business Combination Marketing Agreement

We engaged the underwriters as advisors in connection with business combinations to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing the securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist with its press releases and public filings in connection with the business combination. We will pay the underwriters a fee (the “Marketing Fee”) for such services upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $9,660,000.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022 (the “Annual Report”), as well as in Amendment No. 3 to the Registration Statement on Form S-4 filed by Circle on May 6, 2022 (the “Amended S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, or in the Amended S-4, except for the amended and restated risk factor set forth below, and that we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
10.1(1)

Transaction Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp, Circle Internet Financial Limited, Circle Internet Finance Public Limited Company and Topco (Ireland) Merger Sub, Inc.

10.2(1)	Transaction Support Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp and certain shareholders of Circle Internet Financial Limited.

10.3(1)	Transaction Support Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp and Jeremy Allaire.

10.4(1)	Termination Agreement, dated as of February 16, 2022, by and among Concord Acquisition Corp, Circle Internet Financial Limited, Circle Internet Finance Public Limited Company and Topco (Ireland) Merger Sub, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 17, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)