Form 10-Q
period 2022-06-30
Concord Acquisition Corp
filed 2022-08-10
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Concord Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	001-39770	85-2642903
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

477 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2022, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

CONCORD ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$53,957	$191,825
Other receivables	24,396	-
Prepaid expenses	148,917	216,330
Total current assets	227,270	408,155
Investments held in Trust Account	279,177,550	276,050,495
Total Assets	$279,404,820	$276,458,650

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$147,700	$193,766
Promissory note, at fair value	2,468,000	-
Taxes payable	11,214	-
Note payable - related party	100,000	-
Total current liabilities	2,726,914	193,766

Warrant liability	15,179,639	38,335,318
Total Liabilities	17,906,553	38,529,084

Commitments and Contingencies

Common stock subject to possible redemption; 27,600,000 shares at redemption value	278,792,573	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption	76	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(17,295,072)	(38,071,200)
Total Stockholders’ Deficit	(17,294,306)	(38,070,434)
Total Liabilities and Stockholders’ Deficit	$279,404,820	$276,458,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs, net (See Note 1)	$222,276	$400,603	$234,819	$581,927
Loss from operations	(222,276)	(400,603)	(234,819)	(581,927)

Other income (expense):
Change in fair value of warrant liability	1,709,092	(1,417,144)	23,155,679	(2,270,502)
Change in fair value of promissory note	292,000	—	292,000	—
Income from investments held in Trust Account	304,106	7,185	367,055	30,636
Total other income (expense), net	2,305,198	(1,409,959)	23,814,734	(2,239,866)

Income (loss) before provision for income taxes	2,082,922	(1,810,562)	23,579,915	(2,821,793)
Provision for income taxes	11,214	—	11,214	—
Net income (loss)	$2,071,708	$(1,810,562)	$23,568,701	$(2,821,793)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.06	(0.05)	0.67	(0.08)
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000	7,652,000	7,652,000	7,652,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	0.06	(0.05)	0.67	(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	752,000	$76	6,900,000	$690	$-	$(38,071,200)	$(38,070,434)
Net income	-	-	-	-	-	21,496,993	21,496,993
Balance as of March 31, 2022 (unaudited)	752,000	76	6,900,000	690	-	(16,574,207)	(16,573,441)
Accretion of investment income to Class A common stock subject to possible redemption	-	-	-	-	-	(32,573)	(32,573)
Accretion of incremental funding of Trust Account to Class A common stock subject to possible redemption	-	-	-	-	-	(2,760,000)	(2,760,000)
Net income	-	-	-	-	-	2,071,708	2,071,708
Balance as of June 30, 2022 (unaudited)	752,000	$76	6,900,000	$690	$-	$(17,295,072)	$(17,294,306)

For the Three and Six Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)
Net loss	-	-	-	-	-	(1,011,231)	(1,011,231)
Balance as of March 31, 2021 (unaudited)	752,000	$76	6,900,000	$690	$-	$(11,471,140)	$(11,470,374)
Net loss	-	-	-	-	-	(1,810,562)	(1,810,562)
Balance as of June 30, 2021 (unaudited)	752,000	$76	6,900,000	$690	$-	$(13,281,702)	$(13,280,936)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Cash flows from operating activities:
Net income (loss)	$23,568,701	$(2,821,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(367,055)	(30,636)
Change in fair value of promissory note	(292,000)	-
Change in fair value of warrant liability	(23,155,679)	2,270,502
Changes in operating assets and liabilities:
Other receivables	(24,396)	-
Prepaid expenses	67,413	132,268
Taxes payable	11,214	-
Accounts payable and accrued expenses	(46,066)	9,285
Net cash used in operating activities	(237,868)	(440,374)

Cash flows from investing activities:
Purchase of investment held in Trust Account	(2,760,000)	-
Net cash used in investing activities	(2,760,000)	-

Cash flows from financing activities:
Borrowings on promissory note	2,760,000	-
Proceeds from note payable-related party	200,000	-
Repayment of note payable-related party	(100,000)	-
Net cash provided by financing activities	2,860,000	-

Net change in cash	(137,868)	(440,374)
Cash, beginning of the period	191,825	1,082,101
Cash, end of the period	$53,957	$641,727

Non-cash investing and financing transactions:
Accretion of interest income to Class A common stock subject to redemption	$32,573	$-
Incremental funding of Trust Account	$2,760,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 – Organization and Business Operations

Organization and General

Concord Acquisition Corp (“Concord” or the “Company”) is a blank check company incorporated as a Delaware corporation on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and activities related to seeking and consummating an acquisition target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering, and non-operating income or expense from the changes in the fair value of warrant liabilities and promissory note, which is discussed in Note 5.

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

On June 3, 2022, the Company announced that its board of directors approved an extension of the period of time it has to consummate its initial business combination by six months from June 10, 2022 to December 10, 2022 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. In connection with the extension, the Company deposited $2,760,000 (the “Extension Payment”) into the Trust Account of the Company for its public stockholders, representing $0.10 per public unit sold in the Company’s initial public offering, which will enable the Company to effectuate the Extension. The Company obtained the funds for the Extension Payment from the promissory note discussed in Note 5.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially $10.00 per share and later increased to $10.10 per share through the Extension Payment, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). While the Company may use earnings on the trust account to pay its tax obligations, as of June 30, 2022, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

On June 3, 2022, the Company announced that its board of directors approved an extension of the period of time it has to consummate its initial business combination by six months from June 10, 2022 to December 10, 2022 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. The Company now has 24 months from the closing of the IPO (December 10, 2022) to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.

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

As of June 30, 2022, the Company has incurred approximately $2.1 million in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. Further, as part of the Transaction Agreement as defined below, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Refer to the “Proposed Business Combination with Circle Internet Financial Limited” section below for more information.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three and six months ended June 30, 2022, $0 and $245,567, respectively, has been reimbursed by Circle which is included within the operating costs, net line item in the condensed statements of operations. At June 30, 2022 an additional $24,396 is due the Company by Circle.

In addition, on June 7, 2022, Circle entered into a promissory note and loaned the Company $2,760,000, of which the Company has deposited such funds into its Trust Account to extend Concord’s liquidation date to December 10, 2022. Refer to the Liquidity, Capital Resources and Going Concern section below for more details.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had cash of $53,957 held outside of the Trust Account and available for working capital purposes. Further, on November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. As of June 30, 2022, the Company had $100,000 outstanding under this promissory note.

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

The Company had until June 10, 2022 to consummate an initial Business Combination. On June 3, 2022, the Company announced that its board of directors approved an extension of the period of time it has to consummate its initial business combination by six months from June 10, 2022 to December 10, 2022 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. On June 7, 2022 the Company entered into a promissory note with Circle to borrow and deposit $2,760,000 additional funds into the Trust Account as described in Note 5 (“Extension Period”).

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until December 10, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 10, 2022, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 4, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Reclassification

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

As of June 30, 2022 and December 31, 2021, investments held in Trust Account consisted primarily of U.S. Money Market Funds and United States Treasury securities, respectively. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. Investments in U.S. Money Market Funds are classified as cash and cash equivalents within Trust assets on the condensed balance sheets.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in Trust Account” line item in the condensed statements of operations. Accretion of the discounts amounted to $150,455 and $213,404 for the three and six months ended June 30, 2022, respectively. Accretion of the discounts amounted to $0 and $22,846 for the three and six months ended June 30, 2021, respectively. Interest income is recognized when earned.

The Company’s Trust Account balances at June 30, 2022 and December 31, 2021 are characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below).

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

JUNE 30, 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. Shares of Class A common stock sold in the Private Placement discussed in Note 4 do not have such redemption rights and as such are classified within stockholders’ deficit on the Company’s condensed balance sheets.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. For the six months ended June 30, 2022 and 2021, the Company recognized $2,792,573 and $0 as a change in the carrying amount of the Class A common stock subject to redemption. Of the $2,792,573 change in fair value for the six months ended June 30, 2022, $2,760,000 is a result of additional funding of the Trust Account and $32,573 is a result of accretion of investment income.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily due to changes in carrying amount of the warrant liability, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants and promissory notes (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax or benefit but is otherwise able to make a reasonable estimate, the tax or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A redeemable common stock and Class A and Class B non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock, based on weighted average shares outstanding. Private and public warrants to purchase a total of 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the three months ended June 30, 2022 and 2021. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for each period. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended June 30,				For the six months ended June 30
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,622,011	449,697	$(1,417,551)	(393,011)	$18,452,744	5,115,957	$(2,209,279)	(612,514)
Denominator:
Weighted-average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000	27,600,000	7,652,000	27,600,000	7,652,000
Basic and diluted net income (loss) per share	$0.06	0.06	$(0.05)	(0.05)	$0.67	0.67	$(0.08)	(0.08)

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

JUNE 30, 2022

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had $100,000 and $0 outstanding under this promissory note as of June 30, 2022 and December 31, 2021, respectively.

Related Party Extension Loans

The Company had up to 18 months from December 10, 2020 to consummate an initial Business Combination. However, on June 3, the Company announced that its board of directors approved an extension of the period of time to consummate a Business Combination by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below (an “Extension Period”). The Company’s stockholders were not entitled to vote or redeem their shares in connection with the extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on December 7, 2020, in order for the time available for the Company to consummate its initial Business Combination to be extended for such six-month period, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the 18-month deadline, must deposit into the Trust Account $2,760,000 ($0.10 per unit sold in the IPO) on or prior to the date of the applicable deadline, for the six-month extension. Any such payment would be made in the form of a non-interest-bearing loan. Such loan may be converted into units at the price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Units issued to the Company’s Sponsors.

On June 7, 2022, the Company issued an unsecured promissory note (“Note”) in the principal amount of $2,760,000 to Circle. The Note is non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. In the event that the transactions contemplated by the Transaction Agreement are not consummated for any reason, no payment will be due under the Note and the principal balance of the Note will be forgiven. The Company has elected to account for the $2,760,000 (original principal amount) promissory note using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the promissory note to simplify the accounting model applied to that class of financial instrument. See Note 6 for additional information.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company expensed an aggregate of $30,000 and $60,000, respectively, to an affiliate of the Sponsor under this agreement which is recorded within operating costs, net on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor related to the administrative support agreement of $50,000 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $3,959 and $2,984, respectively related to such expense reimbursements. The amount is included in accounts payable and accrued expenses on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 – Recurring Fair Value Measurements

At June 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $15,179,639 and $38,335,318, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

As of June 30, 2022 and December 31, 2021, investments held in Trust Account consisted of U.S. Money Market Funds and United States Treasury securities, respectively. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

On June 7, 2022 the Company entered into a promissory note with Circle to borrow $2,760,000. At June 7, 2022, the initial fair value of the Note was $2,469,000. At June 30, 2022, the Company reported this Note at its fair value of $2,468,000.

The Company’s warrant liability for the Private Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. During the quarter ended March 31, 2021, the Company’s Public Warrants began trading on the New York Stock Exchange. Subsequent to commencement of trading of the Public Warrants, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following tables present fair value information as of June 30, 2022 and December 31, 2021 for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$279,177,550	$-	$-
Liabilities
Promissory Note	$-	$-	$2,468,000
Public Warrants	$14,766,000	$-	$-
Private Warrants	$-	$-	$413,639

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$276,050,495	$-	$-
Liabilities
Public Warrants	$37,122,000	$-	$-
Private Warrants	$-	$-	$1,213,318

Measurement

The Company used a Monte Carlo valuation model to value the Private Warrants as of June 30, 2022 and a lattice valuation model as of December 31, 2021. The change in valuation models between December 31, 2021 and June 30, 2022 was implemented as the Monte Carlo valuation model better represents the fair value of the Private Warrants.

The key inputs into the valuation models used to value the private warrants were as follows at June 30, 2022 and at December 31, 2021.

Input	June 30, 2022	December 31, 2021
Common stock price	$9.96	$10.40
Expected term (years)	5.42	4.94
Risk-free rate of interest	2.99%	1.26%
Expected volatility	11.53%	37.51%
Exercise price	$11.50	$11.50
Warrant price	$1.10	$3.22

The Company used a probability-weighted expected return method to value its promissory note with Circle. The key inputs into the valuation models used to value the Company’s promissory note were as follows at June 30, 2022 and June 7, 2022.

Input	June 30, 2022	June 7, 2022 (initial measurement)
Amount due at maturity	$2,760,000	$2,760,000
Expected term (years)	0.417	0.481
Discount rate	15.1%	12.9%

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants and Promissory Note classified as Level 3:

Fair value at December 31, 2020 – public and private warrants	$11,912,642
Public Warrants reclassified to level 1(1)	(12,420,000)
Change in fair value	853,358
Fair Value at March 31, 2021 – private warrants	346,000
Change in fair value	37,144
Fair Value at June 30, 2021 – private warrants	$383,144

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Fair value at December 31, 2021 – private warrants	$1,213,317
Change in fair value	(746,586)
Fair Value at March 31, 2022 – private warrants	466,731
Change in fair value	(53,092)
Fair Value at June 30, 2022 – private warrants	$413,639

Initial Principal Balance of Promissory Note	2,760,000
Change in fair value	(292,000)
Fair Value at June 30, 2022 – Promissory Note	$2,468,000

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

Transaction Agreement with Circle Internet Financial Limited

On February 16, 2022, the Company entered into the Transaction Agreement and the Termination Agreement with Circle, as described in Note 1.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 8 – Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption, classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Subsequent Events

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

In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, we have until December 10, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Although we intend to consummate a Business Combination on or before December 10, 2022, it is uncertain whether we will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the potential for us to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 10, 2022.

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

The Proposed Transactions contemplated by the Transaction Agreement are comprised of two separate transactions: (a) pursuant to an Irish law court-approved scheme of arrangements (the “Scheme”), Circle’s shareholders will transfer their holdings of shares in the capital of Circle to Topco in exchange for the issuance of new shares in Topco, with the result that, at the effective time of the Scheme, Circle will become a wholly-owned subsidiary of Topco; and (b) on the first business day following the Scheme effective time, subject to the conditions of the Transaction Agreement and in accordance with the DGCL, Merger Sub will merge with and into Concord, with Concord surviving the Merger as a wholly-owned subsidiary of Topco.

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. As of June 30, 2022, $245,567 has been reimbursed by Circle which is included within the operating costs, net line item in the condensed statement of operations. At June 30, 2022 an additional $24,396 is due the Company by Circle.

In addition, Circle has agreed to deposit or procure the deposit of the amount required to extend Concord’s liquidation date into the Trust Account prior to June 8, 2022. Refer to the Liquidity and Capital Resources section below for more details.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on investments held in the Trust Account and non-operating income or expense from the changes in the fair value of warrant liabilities. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2021. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,071,708 which consisted of an unrealized gain of $1,709,092 from the change in the fair value of our warrant liability, investment income earned on our investments in the Trust Account of $304,106, and unrealized gain of $292,000 from the change in fair value on the promissory note with Circle, partially offset by general operating expenses of $222,276 and income tax expense of $11,214.

For the six months ended June 30, 2022, we had a net income of $23,568,701 which consisted of an unrealized gain of $23,155,679 from the change in the fair value of our warrant liability, investment income earned on our investments in the Trust Account of $367,055, and unrealized gain of $292,000 from the change in fair value on the promissory note with Circle, partially offset by general operating expenses of $234,819 and income tax expense of $11,214.

For the three months ended June 30, 2021, we had a net loss of $1,810,562 which consisted of an unrealized loss of $1,417,144 from the change in the fair value of our warrant liability and general operating expenses of $400,603, partially offset by investment income earned on our investments of $7,185.

For the six months ended June 30, 2021, we had a net loss of $2,821,793 which consisted of an unrealized loss of $2,270,502 from the change in the fair value of our warrant liability and general operating expenses of $581,927, partially offset by investment income earned on our investments of $30,636.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to fund our working capital requirements (subject to a limit of $250,000 per year) and/or to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Based on the number of shares of our common stock authorized and outstanding, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be for income and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account, net of any redemptions, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Further, as part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For both the three and six months ended June 30, 2022, $245,567 has been reimbursed by Circle which is included within the Operating costs, net line item in the condensed statement of operations.

As of June 30, 2022, we had available to us approximately $54,000 of proceeds held outside the trust account and $250,000 in available funding from the Sponsor. We will use these funds primarily to perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. We had until June 10, 2022 to consummate an initial business combination. However, by resolution of our board we extended the period of time to consummate a business combination by an additional six months (until December 10, 2022), subject to us depositing additional funds into the trust account. Circle has loaned us the funds necessary to deposit the amount required to extend Concord’s liquidation date into the Trust Account.

For six months ended June 30, 2022, net cash used in operating activities was $237,868, which was used to pay expenses. Cash used in investing activities consisted of purchase of investment held in trust account of $2,760,000. Cash provided by financing activities of $2,860,000 consisted of borrowings on the promissory note of $2,760,000 and net proceeds from borrowings from the Sponsor of $100,000.

For six months ended June 30, 2021, cash used in operating activities was $440,374 which was used to pay expenses. There were no investing or financing activities during the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Administrative Support Agreement

We agreed to pay an affiliate of our Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021 the Company expensed an aggregate of $30,000 and $60,000, respectively, to an affiliate of the Sponsor under this agreement which is recorded within operating costs, net on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor related to the administrative support agreement of $50,000 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022 (the “Annual Report”), in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 13, 2022 (the “2022 Q1 Report”), as well as in Amendment No. 4 to the Registration Statement on Form S-4 filed by Circle on July 11, 2022 (the “Amended S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, in the 2022 Q1 Report, or in the Amended S-4, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1(1)	Promissory Note, dated June 7, 2022, issued by Concord Acquisition Corp to Circle Internet Financial Limited or its registered assigns or successors in interest

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2022.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)