Form 10-K/A
period 2021-12-31
Concord Acquisition Corp
filed 2022-09-01
CIK 1824301

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

EXPLANATORY NOTE

Concord Acquisition Corp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “Annual Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial and accounting officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment contains only the cover page, explanatory note, signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K). Because no financial statements are included with this Amendment, paragraph 3 of each of the certifications has been omitted.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Annual Report. Except as presented in this Amendment and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Annual Report and the Company’s other filings with the SEC.

i

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	No financial statements or schedules are filed with this Amendment

(2)	Exhibits

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp

Dated: September 1, 2022	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: September 1, 2022	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 1, 2022.

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

2