Form 10-Q
period 2022-09-30
Concord Acquisition Corp
filed 2022-11-14
CIK 1824301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 28,352,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

CONCORD ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$279,438	$191,825
Prepaid expenses	67,163	216,330
Total current assets	346,601	408,155
Investments held in Trust Account	280,161,907	276,050,495
Total Assets	$280,508,508	$276,458,650

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$195,846	$193,766
Promissory note, at fair value	2,006,000	-
Taxes payable	262,775	-
Note payable - related party	100,000	-
Total current liabilities	2,564,621	193,766

Warrant liability	8,506,691	38,335,318
Total Liabilities	11,071,312	38,529,084

Commitments and Contingencies

Common stock subject to possible redemption; 27,600,000 shares at redemption value of $10.14 and $10.00 at September 30, 2022 and December 31, 2021, respectively	279,748,593	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption	76	76
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(10,312,163)	(38,071,200)
Total Stockholders’ Deficit	(10,311,397)	(38,070,434)
Total Liabilities and Stockholders’ Deficit	$280,508,508	$276,458,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs, net (See Note 1)	$202,039	$397,129	$436,858	$979,056
Loss from operations	(202,039)	(397,129)	(436,858)	(979,056)

Other income (expense):
Change in fair value of warrant liability	6,672,948	(10,965,792)	29,828,627	(13,236,294)
Change in fair value of promissory note	462,000	—	754,000	—
Income from investments held in Trust Account	1,257,581	6,958	1,624,636	37,594
Total other income (expense), net	8,392,529	(10,958,834)	32,207,263	(13,198,700)

Income (loss) before provision for income taxes	8,190,490	(11,355,963)	31,770,405	(14,177,756)
Provision for income taxes	251,561	—	262,775	—
Net income (loss)	$7,938,929	$(11,355,963)	$31,507,630	$(14,177,756)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.23	$(0.32)	$0.89	$(0.40)
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,652,000	7,652,000	7,652,000	7,652,000
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$0.23	$(0.32)	$0.89	$(0.40)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	752,000	$76	6,900,000	$690	$-	$(38,071,200)	$(38,070,434)
Net income	-	-	-	-	-	21,496,993	21,496,993
Balance as of March 31, 2022 (unaudited)	752,000	76	6,900,000	690	-	(16,574,207)	(16,573,441)
Accretion of investment income to Class A common stock subject to possible redemption	-	-	-	-	-	(32,573)	(32,573)
Accretion of incremental funding of Trust Account to Class A common stock subject to possible redemption	-	-	-	-	-	(2,760,000)	(2,760,000)
Net income	-	-	-	-	-	2,071,708	2,071,708
Balance as of June 30, 2022 (unaudited)	752,000	76	6,900,000	690	-	(17,295,072)	(17,294,306)
Accretion of investment income to Class A common stock subject to possible redemption	-	-	-	-	-	(956,020)	(956,020)
Net income	-	-	-	-	-	7,938,929	7,938,929
Balance as of September 30, 2022 (unaudited)	752,000	$76	6,900,000	$690	$-	$(10,312,163)	$(10,311,397)

For the Three and Nine Months Ended September 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	752,000	$76	6,900,000	$690	$-	$(10,459,909)	$(10,459,143)
Net loss	-	-	-	-	-	(1,011,231)	(1,011,231)
Balance as of March 31, 2021 (unaudited)	752,000	76	6,900,000	690	$-	(11,471,140)	(11,470,374)
Net loss	-	-	-	-	-	(1,810,562)	(1,810,562)
Balance as of June 30, 2021 (unaudited)	752,000	76	6,900,000	690	$-	(13,281,702)	(13,280,936)
Net loss	-	-	-	-	-	(11,355,963)	(11,355,963)
Balance as of September 30, 2021 (unaudited)	752,000	$76	6,900,000	$690	$-	$(24,637,665)	$(24,636,899)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Cash flows from operating activities:
Net income (loss)	$31,507,630	$(14,177,756)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(1,624,636)	(37,594)
Change in fair value of promissory note	(754,000)	-
Change in fair value of warrant liability	(29,828,627)	13,236,294
Changes in operating assets and liabilities:
Prepaid expenses	149,167	170,833
Taxes payable	262,775	-
Accounts payable and accrued expenses	2,080	71,583
Net cash used in operating activities	(285,611)	(736,640)

Cash flows from investing activities:
Contribution to Trust Account	(2,760,000)	-
Withdrawal of funds from Trust Account	273,224	-
Net cash used in investing activities	(2,486,776)	-

Cash flows from financing activities:
Borrowings on promissory note	2,760,000	-
Proceeds from note payable - related party	200,000	-
Repayment of note payable - related party	(100,000)	-
Net cash provided by financing activities	2,860,000	-

Net change in cash	87,613	(736,640)
Cash, beginning of the period	191,825	1,082,101
Cash, end of the period	$279,438	$345,461

Non-cash investing and financing transactions:
Accretion of interest income to Class A common stock subject to redemption	$988,593	$-
Incremental funding of Trust Account	$2,760,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 20, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), and activities related to seeking an acquisition target and consummating an acquisition. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering, and non-operating income or expense from the changes in the fair value of warrant liabilities and promissory note, which is discussed in Note 5.

The Company’s sponsors are Concord Sponsor Group LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA Co-Investment” and, together with the Sponsor, the “Sponsors”).

Financing

The registration statements for the Initial Public Offering were declared effective by the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on December 7, 2020 (the “Effective Date”). On December 10, 2020, the Company consummated the initial public offering (the “Initial Public Offering” or “IPO”) of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), including the issuance of 3,600,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

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

On October 25, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) from December 10, 2022 to January 31, 2023 (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). If the Extension is implemented, each public stockholder may seek to redeem such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, less any taxes owed on such funds but not yet paid. Each stockholder will also be able to redeem such stockholder’s public shares in connection with any stockholder vote to approve a proposed business combination, or if the Company has not consummated a business combination by the Extended Date.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially $10.00 per share and later increased to $10.10 per share through the Extension Payment, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of September 30, 2022, $273,224 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

As of September 30, 2022, the Company has incurred approximately $2.2 million in fees contingent on the closing of a business combination. These costs may be paid for using the proceeds of the cash available once the business combination is complete. Further, as part of the Transaction Agreement as defined below, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Refer to the “Proposed Business Combination with Circle Internet Financial Limited” section below for more information.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Concurrently with the execution of the Transaction Agreement, certain securityholders of Circle entered into a Transaction Support Agreement with the Company, pursuant to which, among other things, such securityholders agreed to vote their Circle shares in favor of the Transaction Agreement, the Scheme and the transaction documents to which Circle is or will be a party. In addition, Circle’s Chief Executive Officer entered into a Transaction Support Agreement with the Company pursuant to which he further agreed not to vote in favor of any Alternative Transaction (as defined in the Transaction Agreement but excluding for such purpose an initial public offering of Circle) for a period of six months following the termination of the Transaction Agreement under certain circumstances.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three and nine months ended September 30, 2022, $55,559 and $301,126, respectively, has been reimbursed by Circle which is included within the operating costs, net line item in the condensed statements of operations.

In addition, on June 7, 2022, Circle entered into a promissory note and loaned the Company $2,760,000, of which the Company has deposited such funds into its Trust Account to extend Concord’s liquidation date to December 10, 2022. Refer to the Liquidity, Capital Resources and Going Concern section below for more details.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had cash of $279,438 held outside of the Trust Account and available for working capital purposes. Further, on November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured and due at the closing of a business combination. As of September 30, 2022, the Company had $100,000 outstanding under this promissory note. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes.

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

On October 25, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) from December 10, 2022 to January 31, 2023 (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). If the Extension is implemented, each public stockholder may seek to redeem such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, less any taxes owed on such funds but not yet paid. Each stockholder will also be able to redeem such stockholder’s public shares in connection with any stockholder vote to approve a proposed business combination, or if the Company has not consummated a business combination by the Extended Date. The Company cannot provide assurance that stockholders will vote to approve the Charter Amendment.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 4, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

SEPTEMBER 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

As of September 30, 2022 and December 31, 2021, investments held in Trust Account consisted primarily of U.S. Money Market Funds and United States Treasury securities, respectively. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. Investments in U.S. Money Market Funds are classified as cash and cash equivalents within Trust assets on the condensed balance sheets and are reported at fair value.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in Trust Account” line item in the condensed statements of operations. Accretion of the discounts amounted to $0 and $213,404 for the three and nine months ended September 30, 2022, respectively. Accretion of the discounts amounted to $0 and $37,594 for the three and nine months ended September 30, 2021, respectively. Interest income is recognized when earned.

The Company’s Trust Account balances at September 30, 2022 and December 31, 2021 are characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820 (as defined below).

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ deficit. The Company’s shares of Class A common stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. Shares of Class A common stock sold in the Private Placement discussed in Note 4 do not have such redemption rights and as such are classified within stockholders’ deficit on the Company’s condensed balance sheets.

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

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. For the nine months ended September 30, 2022 and 2021, the Company recognized $3,748,593 and $0 as a change in the carrying amount of the Class A common stock subject to possible redemption. Of the $3,748,593 change in fair value for the nine months ended September 30, 2022, $2,760,000 is a result of additional funding of the Trust Account and $988,593 is a result of accretion of investment income (net of amounts available to pay taxes). For the three months ended September 30, 2022 and 2021, the Company recognized $956,020 and $0 as a change in the carrying amount of the Class A common stock subject to redemption as a result of accretion of investment income (net of amounts available to pay taxes).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in carrying amount of the warrant liability, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants and promissory notes (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax or benefit but is otherwise able to make a reasonable estimate, the tax or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, the Company would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

At this time, it has been determined that none of the IR Act tax provisions are expected to have an impact to the Company’s financial position or results of operations.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A redeemable common stock and Class A and Class B non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of stock, based on weighted average shares outstanding. Private and public warrants to purchase a total of 14,176,000 Class A common stock at $11.50 per share were issued on December 7, 2020. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for each period. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended September 30,				For the nine months ended September 30
	2022		2021		2022		2021
	Class A redeemable common stock	Class A and Class B nonredeemable common stock	Class A redeemable common stock	Class A and Class B nonredeemable common stock	Class A redeemable common stock	Class A and Class B nonredeemable common stock	Class A redeemable common stock	Class A and Class B nonredeemable common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,215,660	$1,723,269	$(9,084,770)	$(2,271,193)	$24,668,404	$6,839,226	$(11,342,205)	$(2,835,551)
Denominator:
Weighted-average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000	27,600,000	7,652,000	27,600,000	7,652,000
Basic and diluted net income (loss) per share	$0.23	$0.23	$(0.32)	$(0.32)	$0.89	$0.89	$(0.40)	$(0.40)

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

SEPTEMBER 30, 2022

(Unaudited)

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The private placement warrants issued to CA Co-Investment will not be exercisable more than five years from the commencement of sales in the IPO in accordance with FINRA Rule 5110(g)(8).

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units issued to sponsors. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

On November 2, 2021, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had $100,000 and $0 outstanding under this promissory note as of September 30, 2022 and December 31, 2021, respectively.

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

SEPTEMBER 30, 2022

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

Administrative Support Agreement

The Company has agreed to pay an affiliate of its Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, the Company expensed an aggregate of $30,000 and $90,000, respectively, to an affiliate of the Sponsor under this agreement, which is recorded within operating costs, net on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor related to the administrative support agreement of $80,000 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $3,959 and $2,984, respectively related to such expense reimbursements. The amount is included in accounts payable and accrued expenses on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 – Recurring Fair Value Measurements

At September 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $8,506,691 and $38,335,318, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations.

As of September 30, 2022 and December 31, 2021, investments held in Trust Account consisted of U.S. Money Market Funds and United States Treasury securities, respectively. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

On June 7, 2022 the Company entered into a promissory note with Circle to borrow $2,760,000. At June 7, 2022, the initial fair value of the Note was $2,469,000. At September 30, 2022, the Company reported this Note at its fair value of $2,006,000.

The Company’s warrant liability for the Private Warrants is based on a Monte Carlo valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. During the quarter ended March 31, 2021, the Company’s Public Warrants began trading on the New York Stock Exchange. Subsequent to commencement of trading of the Public Warrants, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following tables present fair value information as of September 30, 2022 and December 31, 2021 for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$280,161,907	$-	$-
Liabilities
Promissory Note	$-	$-	$2,006,000
Public Warrants	$8,280,000	$-	$-
Private Warrants	$-	$-	$226,691

December 31, 2021	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$276,050,495	$-	$-
Liabilities
Public Warrants	$37,122,000	$-	$-
Private Warrants	$-	$-	$1,213,318

Measurement

The Company used a Monte Carlo valuation model to value the Private Warrants as of September 30, 2022 and a lattice valuation model as of December 31, 2021. The change in valuation models between December 31, 2021 and September 30, 2022 was implemented as the Monte Carlo valuation model better represents the fair value of the Private Warrants.

The key inputs into the valuation models used to value the private warrants were as follows at September 30, 2022 and at December 31, 2021.

Input	September 30, 2022	December 31, 2021
Common stock price	$10.05	$10.40
Expected term (years)	5.17	4.94
Risk-free rate of interest	4.01%	1.26%
Expected volatility	3.82%	37.51%
Exercise price	$11.50	$11.50
Warrant price	$0.60	$3.22

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants and Promissory Note classified as Level 3:

Fair value at December 31, 2020 – public and private warrants	$11,912,642
Public Warrants reclassified to level 1(1)	(12,420,000)
Change in fair value	853,358
Fair Value at March 31, 2021 – private warrants	346,000
Change in fair value	37,144
Fair Value at June 30, 2021 – private warrants	383,144
Change in fair value	339,792
Fair Value at September 30, 2021 – private warrants	$722,936

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Fair value at December 31, 2021 – private warrants	$1,213,317
Change in fair value	(746,586)
Fair Value at March 31, 2022 – private warrants	466,731
Change in fair value	(53,092)
Fair Value at June 30, 2022 – private warrants	413,639
Change in fair value	(186,948)
Fair Value at September 30, 2022 – private warrants	$226,691

Initial Principal Balance of Promissory Note	2,760,000
Change in fair value	(292,000)
Fair Value at June 30, 2022 – Promissory Note	2,468,000
Change in fair value	(462,000)
Fair Value at September 30, 2022 – Promissory Note	$2,006,000

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

Transaction Agreement with Circle Internet Financial Limited

On February 16, 2022, the Company entered into the Transaction Agreement and the Termination Agreement with Circle, as described in Note 1.

CONCORD ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 8 – Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 200,000,000 Class A common shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 752,000 shares of Class A common stock outstanding classified within stockholders’ deficit, excluding 27,600,000 shares of Class A common stock subject to possible redemption, classified as temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as set forth below:

On October 25, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) from December 10, 2022 to January 31, 2023 (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). If the Extension is implemented, each public stockholder may seek to redeem such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, less any taxes owed on such funds but not yet paid. Each stockholder will also be able to redeem such stockholder’s public shares in connection with any stockholder vote to approve a proposed business combination, or if the Company has not consummated a business combination by the Extended Date.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Concurrently with the execution of the Transaction Agreement, certain securityholders of Circle entered into a Transaction Support Agreement with Concord, pursuant to which, among other things, such securityholders agreed to vote their Circle shares in favor of the Transaction Agreement, the Scheme and the transaction documents to which Circle is or will be a party. In addition, Circle’s Chief Executive Officer entered into a Transaction Support Agreement with Concord pursuant to which he further agreed not to vote in favor of any Alternative Transaction (as defined in the Transaction Agreement but excluding for such purpose an initial public offering of Circle) for a period of six months following the termination of the Transaction Agreement under certain circumstances.

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

As part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. As of September 30, 2022, $301,126 has been reimbursed by Circle which is included within the operating costs, net line item in the condensed statement of operations. For the three months ended September 30, 2022, $55,558 in operating costs had been reimbursed by Circle.

On June 7, 2022 the Company entered into a promissory note with Circle to borrow and deposit $2,760,000 additional funds into the Trust Account. Refer to the Liquidity and Capital Resources section below for more details.

On October 25, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) from December 10, 2022 to January 31, 2023 (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”).

On November 3, 2022, the Company filed an Amendment No. 1 to the Proxy Statement, which, among other things, added several risk factors. On November 9, 2022, the Company filed an Amendment No. 2 to the Proxy Statement.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary for our initial public offering (“IPO”) and activities related to seeking an acquisition target and consummating an acquisition. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on investments held in the Trust Account and non-operating income or expense from the changes in the fair value of warrant liabilities and promissory note. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the year ended December 31, 2021. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $7,938,929 which consisted of an unrealized gain of $6,672,948 from the change in the fair value of our warrant liability, investment income earned on our investments in the Trust Account of $1,257,581, driven by higher market rates, and unrealized gain of $462,000 from the change in fair value on the promissory note with Circle, partially offset by general operating expenses of $202,039 and income tax expense of $251,561. Market closing prices and assumptions underlying our valuations drove the gain in the change in the fair value of our warrant liability and the fair value of the promissory note with Circle. Operating expenses include administration fees, Delaware franchise taxes, insurance, legal and accounting fees, and stock exchange fees, and are net of amounts reimbursed by Circle of $55,559.

For the nine months ended September 30, 2022, we had a net income of $31,507,630 which consisted of an unrealized gain of $29,828,627 from the change in the fair value of our warrant liability, investment income earned on our investments in the Trust Account of $1,624,636, and unrealized gain of $754,000 from the change in fair value on the promissory note with Circle, partially offset by general operating expenses of $436,858 and income tax expense of $262,775. Market closing prices and assumptions underlying our valuations drove the gain in the change in the fair value of our warrant liability and the fair value of the promissory note with Circle. Operating expenses include administration fees, Delaware franchise taxes, insurance, legal and accounting fees, and stock exchange fees, and are net of amounts reimbursed by Circle of $301,126.

For the three months ended September 30, 2021, we had a net loss of $11,355,963 which consisted of an unrealized loss of $10,965,792 from the change in the fair value of our warrant liability and general operating expenses of $397,129, partially offset by interest earned on our investments in the Trust Account of $6,958. Market closing prices and assumptions underlying our valuations drove the loss in the change in the fair value of our warrant liability. Operating expenses include administration fee, Delaware franchise taxes, insurance, legal and accounting fees, and stock exchange fees.

For the nine months ended September 30, 2021, we had a net loss of $14,177,756 which consisted of an unrealized loss of $13,236,294 from the change in the fair value of our warrant liability and general operating expenses of $979,056, partially offset by interest earned on our investments in the Trust Account of $37,594. Market closing prices and assumptions underlying our valuations drove the loss in the change in the fair value of our warrant liability. Operating expenses include administration fee, Delaware franchise taxes, insurance, legal and accounting fees, and stock exchange fees.

Liquidity and Capital Resources

We intend to use substantially all of the funds held in our Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Based on the number of shares of our common stock authorized and outstanding, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be for income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account, net of any redemptions, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Further, as part of the Transaction Agreement, Circle has agreed to pay or procure the payment of all Concord expenses, not to exceed $10,000,000 in the aggregate, incurred in connection with the Transaction Agreement. Further, Circle shall pay or procure the payment of up to $500,000 of Concord expenses (which amounts shall be included in the overall $10,000,000 cap) promptly following request by Concord before the transaction is complete. For the three and nine months ended September 30, 2022, $55,559 and $301,126, respectively, has been reimbursed by Circle which is included within the operating costs, net line item in the condensed statement of operations.

On October 25, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) from December 10, 2022 to January 31, 2023 (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). If the Extension is implemented, each public stockholder may seek to redeem such stockholder’s public shares for its pro rata portion of the funds available in the Trust Account, less any taxes owed on such funds but not yet paid. Each stockholder will also be able to redeem such stockholder’s public shares in connection with any stockholder vote to approve a proposed business combination, or if the Company has not consummated a business combination by the Extended Date. The Company cannot provide assurance that stockholder’s will vote to approve the Charter Amendment.

As of September 30, 2022, we had available to us $279,438 of cash held outside the Trust Account and our Sponsor has the ability to loan us additional funds if needed in order to fund the operations of the Company and/or the transaction costs incurred in connection with a Business Combination. We will use these funds primarily to pay expenses incurred as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses, expenses related to structuring, negotiating and completing a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. We had until June 10, 2022 to consummate an initial business combination. However, by resolution of our board we extended the period of time to consummate a business combination by an additional six months (until December 10, 2022), subject to us depositing additional funds into the Trust Account. Circle has loaned us the funds necessary to deposit the amount required to extend Concord’s liquidation date into the Trust Account.

For the nine months ended September 30, 2022, net cash used in operating activities was $285,611, which was used to pay expenses. Cash used in investing activities consisted of a contribution to the Trust Account of $2,760,000 and withdrawals of funds from trust of $273,224 for the payment of taxes. Cash provided by financing activities of $2,860,000 consisted of borrowings on the promissory note of $2,760,000 and net proceeds from borrowings from the Sponsor of $100,000.

For the nine months ended September 30, 2021, cash used in operating activities was $736,640 which was used to pay expenses. There were no investing or financing activities during the nine months ended September 30, 2021.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing prior to the completion of an initial business combination. If we are unable to complete an initial business combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following an initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Administrative Support Agreement

We agreed to pay an affiliate of our Sponsor, commencing on the date of the closing of the IPO, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021 the Company expensed an aggregate of $30,000 and $90,000, respectively, to an affiliate of the Sponsor under this agreement, which is recorded within operating costs, net on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor related to the administrative support agreement of $80,000 and $0, respectively. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022 (the “Annual Report”), in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 13, 2022 (the “2022 Q1 Report”), as well as in Amendment No. 7 to the Registration Statement on Form S-4 filed by Circle on November 14, 2022 (the “Amended S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, in the 2022 Q1 Report, or in the Amended S-4, except for the below, and we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. While we have entered into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement, we do not expect to complete our initial business combination within 24 months of such date. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this quarterly report, we have not yet made any such determination to liquidate the securities held in the trust account.

The Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on the consummation of the Business Combination. In addition, future investments in the ordinary shares of $0.001 each (nominal value) in the capital of Circle Internet Finance Public Limited Company (the “Topco”) may be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are always subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but where they afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

The Business Combination will result in investments by non-U.S. persons in various U.S. entities that could be considered by CFIUS to be a covered transaction that CFIUS would have authority to review. For example, entities affiliated with Wide Palace Limited (IDG China), organized in Hong Kong with its principal place of business outside of the United States, will indirectly hold between 10.7% and 11.0% of the issued and outstanding common stock of Circle, assuming the No Redemption scenario and Maximum Redemption scenario, respectively, as defined in the Form S-4, Amendment No. 6 of Topco, filed with the SEC on October 20, 2022. Other than Anita Sands, none of Circle’s directors or executive officers are foreign persons. While none of the foregoing foreign persons or entities, nor any other foreign person or entity, are expected to “control” Circle or any of its subsidiaries following the Business Combination, nor be afforded any of the information or governance rights set forth in 31 C.F.R. 800.211, CFIUS or another U.S. governmental agency could choose to review the Business Combination or past or proposed transactions involving new or existing foreign investors in Circle, even if a filing with CFIUS is or was not required at the time of such transaction.

There can be no assurances that CFIUS or another U.S. governmental agency will not choose to review the Business Combination. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and, in the event that CFIUS reviews the Business Combination or one or more proposed or existing investments by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our common stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things), or CFIUS could require us to divest a portion of Circle.

The process of government review, whether by CFIUS or otherwise, could be lengthy. If CFIUS elects to review the Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent Concord from completing the Business Combination with Circle prior to December 10, 2022 (or January 31, 2023 if the Charter Amendment Proposal is approved by Concord’s stockholders). If Concord is not able to consummate the Business Combination with Circle nor able to complete another business combination by December 10, 2022 (or January 31, 2023 if the Charter Amendment Proposal is approved by Concord’s stockholders), Concord will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to Concord to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and Concord’s board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In addition, if Concord fails to complete an initial business combination by December 10, 2022 (or January 31, 2023 if the Charter Amendment Proposal is approved by Concord’s stockholders), there will be no redemption rights or liquidating distributions with respect to the public warrants or the private placement warrants, which will expire worthless.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose.

The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, the Company would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

CONCORD ACQUISITION CORP

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)